Form 10-K
period 2000-12-31
LUMINENT INC
filed 2001-04-02
CIK 1119602

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              ---------------------

                                    FORM 10-K

                              ---------------------

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ___________ TO ____________.

                        COMMISSION FILE NUMBER: 000-31393

                                 LUMINENT, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                 95-4798130
        (STATE OR OTHER JURISDICTION OF                  (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

                20550 NORDHOFF ST.
              CHATSWORTH, CALIFORNIA                           91311
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (818) 773-9044

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                               TITLE OF EACH CLASS

                          Common Stock $0.001 par value

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant based upon the closing sales price of its Common Stock on March 15, 2001 on the Nasdaq National Market was approximately $4.5625.

    The number of shares of Common Stock outstanding as of March 15, 2001 was 156,000,000.


================================================================================

                                 LUMINENT, INC.

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                       INDEX TO ANNUAL REPORT ON FORM 10-K

                                     PART I

Item 1     Business......................................................................3

Item 2     Properties....................................................................28

Item 3     Legal Proceedings.............................................................28

Item 4     Submission of Matters to a Vote of Security Holders...........................29

                                     PART II

Item 5     Market for Registrant's Common Equity and Related Stockholder Matters.........29

Item 6     Selected Financial Data.......................................................31

Item 7     Management's Discussion and Analysis of Financial Condition and
           Results of Operations.........................................................32

Item 8     Financial Statements and Supplementary Data...................................41

Item 9     Changes in and Disagreements With Accountants on Accounting and
           Financial Disclosure..........................................................41

                                    PART III

Item 10    Directors and Executive Officers of the Registrant............................42

Item 11    Executive Compensation........................................................44

Item 12    Security Ownership of Certain Beneficial Owners and Management................51

Item 13    Security Relationships and Related Transactions...............................51

                                     PART IV

Item 14    Exhibits, Financial Statement Schedules and Reports on Form 8-K...............61

Signatures ..............................................................................68

Consolidated Financial Statements and Financial Statement Schedules......................F-1

                                     PART I

Certain information contained in this Report constitutes forward-looking statements, which involve risks and uncertainties including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Report. These statements involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," "continue" or the negative of these terms or by other comparable terminology.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We do not intend to update any of the forward-looking statements after the date of this Report to conform these statements to actual results.

ITEM 1. BUSINESS

GENERAL

We design, manufacture and sell a comprehensive line of fiber optic components that enable communications equipment manufacturers to provide optical networking equipment for the rapidly growing metropolitan and access segments of communications networks. Our products are designed to meet the increasing bandwidth requirements between long-haul telecommunication networks and end users. We specialize in singlemode fiber optic components and subsystems for high-capacity data transmission for long-reach applications in the metropolitan and access markets. We provide a broad product line of high performance fiber optic components, the technical depth to offer next generation optical components, a quick response to new requirements and volume manufacturing for these components. Our direct sales customers include communications equipment manufacturers, such as Cisco Systems, General Instrument, Marconi Communications and Pandacom. In addition, we sell our products to distributors who, in turn sell to such customers as Cabletron Systems, Extreme Networks and Foundry Networks.

We were incorporated in Delaware in March 2000 and we completed an initial public offering of 12,000,000 shares on November 9, 2000. Prior to the initial public offering, we were a wholly-owned subsidiary of MRV Communications, Inc. MRV now owns approximately 92% of our outstanding common stock. During the year ended December 31, 2000, we benefited from three acquisitions by MRV of manufacturers of active and passive fiber optic components. On April 24, 2000, MRV acquired 97% of the outstanding capital stock of Fiber Optic Communications, Inc., a Taiwanese manufacturer of passive fiber optic components for approximately $310.4 million in cash, common stock and options to purchase common stock of MRV, including amounts recorded as deferred stock compensation. On July 12, 2000, MRV acquired all of the outstanding capital stock of Quantum Optech Inc., a Taiwanese manufacturer of active and passive fiber optic components for approximately $36.2 million in common stock and options to purchase common stock of MRV, including amounts recorded as deferred stock compensation. On July 21, 2000, MRV acquired 99% of the outstanding capital stock of Optronics International Corp., a Taiwanese manufacturer of active fiber optic components for approximately $124.3 million in common stock and options to purchase common stock of MRV, including amounts recorded as deferred stock compensation. MRV contributed the capital stock of each of these acquired corporations to us prior to our IPO. Prior to the acquisition of Fiber Optic Communications, our business consisted entirely of active fiber optic components. The acquisitions of Fiber Optic Communications and Quantum added passive components to our product line.

INDUSTRY BACKGROUND

Increased Demand for Bandwidth
- ------------------------------

The communications network infrastructure has experienced significant growth and change during the last decade. Exponential growth in Internet access, combined with the adoption of other data intensive applications have placed capacity constraints on communication networks originally developed for voice traffic. This increase in traffic has driven service providers to invest significant resources in new network infrastructure, causing communication equipment vendors to rapidly upgrade equipment to provide greater network bandwidth and increased transmission speeds. According to Ryan, Hankin & Kent, a leading market research and consulting firm, Internet and other data traffic is expected to increase over 4000% between 1999 and 2003.

Deployment of Optical Networks
- ------------------------------

In order to meet the demand for high capacity or high-speed data transmission, service providers are deploying fiber optic networks. Fiber optic technology involves the transmission of data in optical fiber via pulses of light and provides higher quality and greater bandwidth over longer distances than traditional copper wire. The proliferation of fiber optic networks has generated significant demand for singlemode fiber optic components and subsystems. Singlemode fiber optic components are split into two broad categories: active components and passive components. Active components are the core technology for optical networks and require some input of power to generate, boost or transform optical signals. Passive components are used to direct, split and merge optical signals without the use of electricity and are necessary for wavelength division multiplexing, or WDM, systems.

Despite the aggressive deployment of network infrastructure, data traffic growth continues to strain available capacity. Given the cost and time involved in laying additional fiber to support this infrastructure growth, service providers also seek component solutions that maximize utilization of the installed fiber optic networks. For example, the application of WDM in communications equipment enables service providers to greatly increase capacity of their existing optical networks in a cost-effective manner. WDM is used to separate or combine light of different wavelengths or colors, which increases capacity by enabling simultaneous transmission of data along numerous wavelengths on the same fiber optic cable.

The Existing Network Infrastructure
- ------------------------------------

Optical fiber is currently being deployed across the three major segments of communications networks: long-haul, metropolitan and access.

Long-haul networks
- ------------------

Long-haul networks connect the communications networks of metropolitan areas around the world and transport large amounts of data and voice traffic. To solve congestion problems, service providers have invested significant resources in the deployment of optical infrastructure including the use of dense WDM. As a result, current long-haul networks provide very high transmission capacity and speed, or bandwidth, for transmitting data over very long distances. The build-out of long-haul networks represents an important step in improving network infrastructure to support increased demand for new services and greater traffic volumes.

Metropolitan networks
- ---------------------

Metropolitan networks connect long-haul networks and access networks. Due to the increase in data traffic and the demand for enhanced services, the existing metropolitan network infrastructure has become a bottleneck for the provision of communication services to businesses. Accordingly, service providers have begun to invest in infrastructure to help reduce capacity constraints in this portion of the network.

Access networks
- ---------------

Access networks include business and residential networks. Business access networks connect metropolitan networks and businesses. Traditional business access networks use existing copper based solutions, which are slow compared to high-speed networks commonly used within businesses. Established and new service providers are deploying new technologies in order to provide high bandwidth connectivity to the business user.

Residential access networks provide connectivity between the metropolitan network and the home. Currently, multiple services such as cable television, satellite, telephony and high-speed data lines are being offered to home users based on multiple copper solutions. As high data rates and new services become widely available to the home user, copper solutions will become increasingly insufficient to meet the consumer's demands. Service providers are beginning to deploy fiber to neighborhoods, to the curb and to the home enabling the residential user to obtain a wide range of current and future services.

Need for Singlemode Optical Components
- --------------------------------------

We believe the widespread introduction of optical networks servicing the metropolitan and access markets will generate significant demand for singlemode fiber optic components. Singlemode components are coupled to singlemode optical fiber and have superior transmission characteristics in high capacity, longer distance applications as compared to multimode fiber. Singlemode fiber has physically pure pulses of light which do not overlap with each other as quickly as the pulses of light on multimode fiber. Pulses of light that overlap result in the information carried by the fiber being lost. As data transmission speeds have increased, singlemode fiber has become necessary for even relatively short transmission distances due to its superior performance. As a result, singlemode fiber has progressed from being the fiber of choice in the long-haul market to being accepted as the preferred fiber for most high-speed transmission applications. As speeds and distances continue to increase for the metropolitan and access markets, we believe the need for high performance singlemode fiber optic components will continue to grow.

The increasing use of WDM technology in metropolitan and access markets is also driving demand for singlemode fiber optic components. WDM systems require extensive use of active and passive fiber optic components to enable communication equipment manufacturers to increase system capacity by adding additional light signals on a single optical fiber. The significant growth in the use of WDM systems, combined with the increased use of singlemode fiber in the metropolitan and access markets is driving the demand for singlemode fiber optic components.

Market Opportunity
- ------------------

In order to deliver singlemode active and passive components to communications equipment manufacturers, fiber optic component vendors must address a number of challenges, including complex manufacturing and packaging processes and improved delivery times. Component vendors must meet the following requirements in order to supply next generation technologies to the metropolitan and access portions of the network:

High performance, cost-effective components
- -------------------------------------------

Communications equipment manufacturers require singlemode fiber optic components that are reliable and cost-effective and operate with minimal power requirements over a wide range of temperatures. Service providers need to upgrade their networks rapidly and cost effectively. Communication equipment manufacturers need to procure fiber optic components in the quantities they require with the shortest possible time in order to satisfy this demand.

Broad product offerings
- -----------------------

As optical communications networks continue to expand, and systems grow in size and complexity, communications equipment manufacturers will seek to work with fewer vendors that offer more complete product lines. Vendors that provide both active and passive components are also able to custom design and introduce integrated products, i.e., products that combine active and passive technologies, more rapidly. Integrated products are typically smaller in size, consume less power and are more reliable and accurate than discrete products that are linked together.

Innovation and flexibility
- --------------------------

The rapidly changing communications market demands that component manufacturers continue to enhance product performance. Component manufacturers must provide innovative and flexible solutions to meet the evolving needs of next generation networks.

Strong manufacturing capabilities
- ---------------------------------

The widespread deployment of singlemode optical fiber in metropolitan and access networks, particularly in fiber-to-the-curb and fiber-to-the-home applications, requires singlemode components that can be manufactured in higher volumes at lower unit costs. The processes involved in coupling singlemode fiber to components are highly complex due to the small core size of the fiber. The design complexity and production techniques of most singlemode components have created capacity constraints.

As a result of these challenges, a significant opportunity exists for component vendors that are able to continually innovate and deliver next generation products.

THE LUMINENT SOLUTION

We design, manufacture and sell a comprehensive line of singlemode fiber optic components that enable communications equipment manufacturers to build advanced fiber optic communications systems for the rapidly growing metropolitan and access markets. Our approach combines our extensive research and development expertise along with design, engineering and manufacturing capabilities to deliver a wide array of high quality, cost-effective and reliable, active and passive components. We believe our ability to integrate active and passive technologies, our years of expertise in fiber-to-the-curb and fiber-to-the-home components, our ability to provide innovative customer solutions, our strong relationships with key communication equipment manufactures and our ability to scale manufacturing to meet high volume customer requirements provide us with significant competitive advantages. We believe our products provide the following key benefits to our customers:

High performance, cost-effective components
- -------------------------------------------

Our active and passive products are designed to maximize both distance and bandwidth over singlemode fiber while providing efficient and reliable transmission. We offer high performance and reliable components that can be tailored to meet a wide range of customer specifications. Our fiber optic components incorporate proprietary technology that delivers high performance under demanding environmental conditions. We believe our high performance and reliable singlemode fiber optic components have enabled us to advance our position in the metro and access fiber optic markets.

Broad product offerings
- -----------------------

We offer a broad product line of active and passive components in a variety of packaging configurations. Our active components include custom wavelength distributed feedback lasers, high temperature lasers, vertical cavity surface emitting lasers, edge emitting light emitting diodes or LEDs, surface emitting LEDs and detectors with electrical amplifiers. Our passive components include WDM add/drop components, thin film filters, high-speed external modulators, fiber amplifiers, fused biconical couplers, fused biconical WDM couplers and WDM multiplexers, circulators, isolators and collimators. These broad product offerings allow us to satisfy a wide array of customer requirements in metropolitan and access networks. In addition, we offer a number of products integrating active and passive components and we plan to expand these offerings.

Innovation and flexibility
- --------------------------

Our 12 years of experience in device fabrication, packaging and integration provides us with the knowledge and capability to meet the changing needs of our customers. Our intellectual property and technical expertise enables us to innovate next generation products for our customers. We were an early developer of singlemode fiber WDM optical component technology for fiber-to-the-curb and fiber-to-the-home applications. These components currently provide next generation high-speed services to hundreds of thousands of homes. In addition, we recently introduced coarse WDM components that enable communication equipment manufacturers to implement WDM inside their equipment at a fraction of the cost of dense WDM. Coarse WDM utilizes our expertise in laser fabrication, passive component fabrication, packaging and electronic design. As a result of our manufacturing capabilities in all these areas, we can significantly reduce our time to market for innovative product designs. We have close working relationships with many key customers, allowing us to be involved in the initial stages of new designs. This exposure provides us with a better understanding of customer demands and helps focus our development effort towards their evolving needs.

Strong manufacturing capabilities
- ---------------------------------

Our ability to manufacture a broad range of active and passive components is key to our success and enables us to respond to customers' requirements with significantly reduced lead times. In addition, our advanced packaging process enables us to manufacture high volume, cost-effective, singlemode components. We believe that our advanced laser fabrication facilities, our thin film deposition lab, our wave-guide fabrication facilities and our proprietary packaging technology provide us with a significant competitive advantage for manufacturing fiber optic components.

PRODUCTS

We provide an extensive offering of active and passive singlemode fiber optic components that support a wide range of requirements for the metropolitan and access networks. Prior to the acquisition of Fiber Optic Communications on April 24, 2000, our business consisted entirely of active fiber optic components. The acquisitions of Fiber Optic Communications and Quantum expanded our product offerings into passive components.

ACTIVE COMPONENTS
- -----------------

Active components are the core technology for fiber optic networks and require electrical power to generate, boost or transform optical signals.

Mixed signal, single fiber components
- -------------------------------------

These components are capable of transmitting bi-directional digital and analog information over a single fiber. Our products in this category are called duplexers and triplexers. A duplexer transmits and receives light simultaneously and independently. A triplexer is a component that both transmits and receives at one wavelength of light, while also receiving a second wavelength of light. These components offer high performance in many critical parameters, including laser power, linearity, receiver responsivity, receiver frequency response and cross talk between the laser and receiver. These components are used to provide cable television, satellite distribution, data services and telephony, all over a single fiber for residential access.

Transceivers
- ------------

A transceiver, the most common fiber optic data link, has both a transmitter and receiver built into one unit. A transmitter converts electrical signals into optical signals and launches them into the fiber. A receiver receives the optical signal, converts it back to an electrical signal and amplifies it.

We offer a wide variety of transceivers designed for a number of applications. This broad product line enables us to meet a wide variety of customer requirements for singlemode fiber-based transceivers. These transceivers vary in package style, distance requirements, speed requirements and protocols, including the most widely used protocols, asynchronous transfer mode, Fiber Channel and Ethernet. We have packaged several of our transceivers to have advantages over our standard components. For example, the small form factor transceiver allows an equipment manufacturer to achieve twice the number of fibers connected from the equipment; the pluggable transceiver can be removed and inserted in an operational network, which makes it well suited for field upgrades; and the single fiber transceiver provides transceiver functionality over one fiber instead of two. We are also aggressively adding next generation transceivers to this product line.

Due to high output power and high receiver sensitivity, our products achieve long reach transmissions. Additional options include a wide operating temperature range, lower operating voltages for reduced power consumption and a wide range of wavelengths. Applications for custom wavelength transceivers include optical network monitoring and management of coarse WDM.

Coarse WDM subsystems
- ---------------------

Coarse WDM subsystems are a combination of active and passive components that can be integrated into a communication equipment vendor's product. These subsystems enable communications equipment manufacturers to implement wavelength division multiplexing inside their equipment at a fraction of the cost of dense WDM. Coarse WDM technology is more cost-effective because it uses un-cooled transceivers that do not require costly and power consuming thermoelectric coolers. We offer coarse WDM subsystems in multiple versions for varying transmission speeds, including the highest speed Ethernet connection currently in development.

LEDs for fiber optic communications
- -----------------------------------

Our light emitting diodes, or LEDs, are used as a light source for fiber optic transmission because they require less expensive control circuitry as compared to laser diodes. We manufacture two types of LEDs: surface emitting LEDs and edge emitting LEDs. Our surface emitting LEDs are designed for use in low cost, high volume, high speed and short-reach transceivers. In some singlemode fiber low speed applications, customers prefer to use edge emitting LEDs instead of laser diodes, as they are easier to use. Our edge emitting LEDs provide high power performance for singlemode fiber.

Laser diodes
- ------------

Laser diodes convert electrical signals to optical signals and are the most widely used light sources for optical communications systems. Our cost-effective packaging technology currently supports high-speed laser modulation for networks in our target market. Both cooled and un-cooled devices can be configured with high suppression of reflection. Our extensive line of different packaging allows us to provide flexible solutions for the customer's applications.

We provide distributed feed back and Fabry-Perot lasers that operate at standard wavelengths, as well as special wavelengths. Distributed feed back lasers use a mirror that reflects one wavelength while Fabry-Perot lasers use mirrors that reflect all wavelengths. Our high temperature lasers are stable over a wide range of temperatures and can operate above 100 degrees Centigrade. These un-cooled lasers are particularly suitable for use in transceivers where heat dissipation is a concern and in uncontrolled environments, such as those involved with fiber-to-the-curb.

Analog fiber optic links
- ------------------------

Analog links, unlike digital links, do not use a single, high-speed data stream. Instead, a typical analog link is made up of multiple data streams. This, in turn, requires the laser and receiver to meet more stringent performance criteria. Our analog technologies are used in cable television, cellular, satellite and wireless local area networks. In addition, our analog links are utilized throughout the cable television industry in both the downstream and upstream transmissions.

Our analog fiber optic links avoid the high losses associated with the transport of radio frequency signals over coaxial cables. Our linear lasers and high-speed receivers enable the components to be used in very stringent analog applications. We also offer high levels of integration of our analog sub-assemblies, which we believe results in greater overall value to our customers.

Photo detectors and receivers
- -----------------------------

Photo detectors convert optical signals into electrical signals. In addition to photo detectors we offer receivers that include photo detectors with electrical amplifiers for greater functionality. Our packaging technology allows us to improve performance and increase speeds over standard products.

Electro-optic modulators
- ------------------------

Lithium niobate electro-optic modulators are used to transfer information onto a light signal without the modifying wavelength of the light. These modulators enable data to travel extended transmission distances compared to a directly modulated laser. Electro-optic modulators can be used to modulate the phase or amplitude of an optical signal depending on the design of the device.

Vertical cavity surface emitting lasers
- ---------------------------------------

Vertical cavity surface emitting lasers are one of our only products targeted for multimode applications. Vertical cavity surface emitting lasers emit light perpendicular to the semiconductor surface. Our devices have stable fiber-coupled power, good high temperature characteristics and are designed for use in short reach gigabit Ethernet transceivers. Vertical cavity surface emitting lasers are ideal for applications involving short distances where they can be coupled to the fiber through passive alignment techniques allowing for very high volume, low cost manufacturing. Our vertical cavity surface emitting lasers are carefully designed and processed to avoid signal degradation that can occur when operated at high speeds.

PASSIVE COMPONENTS
- ------------------

Passive components are used to direct, split and merge optical signals without the use of electricity. These components have become critical due to the use of fiber amplifiers, passive networks and WDM technology.

Couplers
- --------

Couplers are used to combine and/or split optical signals. We offer a wide variety of singlemode and multimode fused biconical couplers. A fused biconical coupler is made when the cores of two fibers are fused together. By precisely controlling the manufacturing process not only can different ratios of power from each fiber be controlled, but also the coupler can act as a WDM element by coupling light of one wavelength over one fiber and light of a separate wavelength over the other fiber.

Couplers are one of the most common components of any optical network, WDM system, optical amplifier, or optical switch. Our couplers provide low reflection and low power loss and operate over a wide range of temperatures and wavelengths. Our couplers are designed for robust operation under difficult environmental conditions.

Isolators
- ---------

Isolators allow transmission of optical signals in one direction but block transmission in the other direction. Our high performance isolators are used with fiber amplifiers and lasers to prevent reflections from entering the device. Our isolators are highly reliable and feature high suppression of reflection with low power loss over wide ranges of temperatures and wavelengths.

WDM thin film add/drop components
- ---------------------------------

Thin film filters enable the transmission of specific optical wavelengths and the reflection of others. These filters consist of multiple layers of differing materials deposited in vacuum chambers. Thin film filter add/drop components allow for the removal and insertion of wavelengths in WDM systems with minimal power losses. These modules are designed for building flexible solutions and for architectures where only a few wavelengths are dropped at one location.

We offer a family of thin film based WDM modules for band splitting, bi-directional multiplexing and demultiplexing, supervisory add/drop and band add/drop applications. Our thin film filter products have important features, including low power loss, uniform performance over a wavelength band and high suppression of reflection.

Circulators
- -----------

Optical circulators are used in wavelength management applications to direct optical signals to the appropriate sections of the system. These circulators enable new services such as adding or dropping individual channels at defined points in the network. We offer fiber-coupled circulators with wide bandwidth, high suppression of reflection, low polarization sensitivity and low power loss characteristics.

Variable fiber optic attenuators
- --------------------------------

Attenuators reduce the amplitude of a signal without distorting the waveform. A variable fiber optical attenuator is a component used to equalize the power between different WDM channels before being amplified by a fiber amplifier. In addition, attenuators can protect receivers from excessively strong signals that might otherwise increase error rates.

Fiber gratings
- --------------

A grating is a series of reflections over a length of fiber. Several products can be made by tailoring the characteristic of the fiber grating, including dense WDM wavelength separation, dispersion compensation and wavelength locking. Our fiber grating technology allows us to support new system designs based on the flexibility of fiber grating components.

Optical connectors and adapters
- -------------------------------

Optical connectors are used to couple light either directly from a component or from another fiber. Adapters are the components that facilitate the connection of any two connectors. The overall performance and reliability of various fiber optic network systems depends upon these components. These parts feature low power loss and low reflection over a wide range of temperatures, wavelengths and mechanical stresses. We have developed a wide range of both normal and hybrid adapters to meet most industry requirements.

TECHNOLOGY

Our technical capabilities span several key areas. We believe our technical depth can enable rapid development and deployment of new singlemode fiber optic components and subsystems. The development and manufacturing of superior singlemode fiber optic components require expertise in the following technology areas:

Device fabrication
- ------------------

Active components are necessary elements for every optical communication link as electrical signals must be converted to optical signals in an optical network. We operate two device fabrication facilities for the production of active components. Device fabrication is an extremely complex procedure that requires the use of multiple advanced processes. The key technology for optimized laser performance is the growth of material where an electrical signal is converted into an optical signal, which we perform with metal organic chemical vapor deposition. Metal organic chemical vapor deposition is the most advanced growth technology available and is capable of achieving atomic level thickness control and exact composition control allowing for the highest level of device performance. Our control of these difficult processes enables us to manufacture lasers that operate effectively at extremely high temperatures and lasers for WDM systems.

Thin film filter fabrication
- ----------------------------

Thin film filter based add/drop components are used in WDM systems and allow for the removal and insertion of a particular wavelength while permitting other wavelengths to continue through the module. Thin film filters are comprised of multiple layers of differing materials deposited in a large vacuum chamber onto the surface of a glass like material. Band pass filters for dense WDM and coarse WDM applications require over one hundred layers of deposition with extremely tight tolerances. Manufacturing these filters to the required degree of precision is extremely difficult for tightly-spaced channels.

Our advanced thin film capabilities include 200 GHz dense WDM filters, coarse WDM band pass filters and advanced antireflective coatings for a variety of applications. Our thin film filter products have important features, including low insertion loss, flat top band pass, high suppression of reflection and low polarization sensitivity. Our ability to manufacture filters with high levels of performance is a direct result of substantial experience in process development and equipment enhancement.

Optics
- ------

Micro-optics design is a critical element in order to achieve a high degree of coupling between components and a singlemode fiber. Our expertise in optical design has allowed us to provide cost-effective source lasers with high output power. In addition, our passive component characteristics directly benefit from the expertise we have in optics design. We utilize optics design software, production experience and close relationships with optics suppliers to achieve new product development. Our capability to manufacture individual fundamental components allows us to maintain technological competitiveness in the design of integrated components, such as distributed feed back lasers with isolators, receivers with filters, coarse WDM transceiver modules and dense WDM add/drop switching modules.

In addition to micro-optics, we have developed advanced fiber based technology. The most common of the products developed from this technology are couplers used to combine and split signals in an optical network. A fused biconical coupler is made when the cores of two fibers are fused together. The light coming in on one fiber is then split between the two fibers on the output side. A WDM coupler either couples or splits the light of one wavelength on one fiber with light of a separate wavelength on the other fiber. Our precise control of the manufacturing process allows us to provide a wide range of WDM and fixed ratio couplers. Our coupler manufacturing techniques allow us to meet varying customer specifications while achieving both high volume manufacturing and highly reliable components.

We have also developed advanced optical technologies based on the wave-guide approach. The design and manufacturing of wave-guides in materials such as silicon, lithium niobate and indium phosphide all require high degrees of wave-guide modeling, layer growth/deposition and process control. Our technology in the area has enabled us to produce electro-optic modulators and lasers with high coupling efficiencies into singlemode fiber. We are currently developing arrayed wave-guide gratings, and other components necessary for dense WDM and integrated WDM technologies.

Packaging
- ---------

For over 11 years, we have continued to develop packaging techniques needed for high volume, cost-effective, singlemode fiber optic component manufacturing. Our active components employ proprietary packaging technology as well as automated laser-welding technology in order to achieve extremely accurate sub-micron alignment. Sub-micron alignment is required for coupling light out of a laser into singlemode fiber that has a diameter of 9 microns. Our passive components also employ proprietary packaging technology to achieve the same degree of precision alignments. Our packaging techniques provide coupling stability over the wide temperature range that is necessary to meet even the most demanding applications.

The combination of our packaging technologies and our expertise in lasers, filters and electronics has enabled us to design several highly integrated modules. Examples of these products include small form factor transceivers, single fiber modules and coarse WDM subsystems.

Electronic design
- -----------------

As data rates increase, circuit design becomes more critical to the performance of our products. We have a team of digital design engineers dedicated to electronic design and development for integrated components such as transmitters, receivers and transceivers. We also have a team of design engineers dedicated to analog product lines that include return path transmitters and receivers, cellular/personal communications services band transceivers and subsystems for a variety of outdoor applications.

INTELLECTUAL PROPERTY

We rely on a combination of patent, copyright, trademark and trade secret laws, as well as confidentiality agreements and licensing arrangements, to establish and protect our proprietary rights. As of December 31, 2000, we owned five issued patents in Taiwan and one issued patent in the U.S. relating to our technologies. These patents include:

        - "Optical Isolator with low polarization mode dispersion" applying to our family of isolators, which is valid in Taiwan until August 2008;

        - "Reflective Parallel Fiber Optic Circulator" applying to our circulator design and which is valid in Taiwan until March 2017;

        - "Optical Circulator" applying to our circulator design and is valid in the USA until August 2017 and Taiwan until March 2017;

        - "Optical Fiber Polisher" applying to the polishing equipment we use internally for manufacturing and is valid in Taiwan until October 2010;

        - "Used on Solid State CCD Camera Optical Photometric Filter" apply to our deposition science and is used on coatings on crystals and applies in Taiwan until April 2009.

We have six additional patents pending: two in Taiwan and four in the U.S. We also utilize unpatented proprietary know-how and trade secrets and employ various methods to protect them. Luminent has no licenses which it believes are material to its business.

RESEARCH AND DEVELOPMENT

We believe that in order to maintain our technological competitiveness, we must enhance our existing products and continue to develop new products. Our research and development expenses were approximately $5.0 million, $8.7 million and $18.2 million for the years ended December 31, 1998, 1999 and 2000, respectively. At December 31, 2000, we had 130 employees engaged in research and development, including 56 engineers with advanced degrees and 17 engineers who are PhDs.

We continually recruit highly qualified scientists and engineers in the industry and have established a work environment that fosters creativity and rapid pursuit of technology. Our research and development team stays current with new technologies in order to develop products for emerging market opportunities. We also continually assess the potential needs and requirements of our customers. Our research and development team designs products based on the following principles: reliability, manufacturability and cost effectiveness. We own, or are applying for, 12 U.S. and foreign patents on making dielectric filters, isolators, circulators, couplers, arrayed wave-guide gratings and long reach transceivers.

CUSTOMERS

Our customers include major communications equipment manufacturers in the U.S. and international markets, which incorporate our products into their equipment that they in turn sell to network service providers.

The following table provides information concerning our customer concentration, which accounted for 10% or more of our net sales in 2000, and their respective sales percentages for 1998 and 1999:

                                                               Year Ended
                                                              December 31,
                                                              ------------
Customer                                                 1998      1999    2000
- --------                                                 ----      ----    ----
Marconi Communications..................................  18%       40%      18%
Cisco Systems...........................................   5%        6%      11%

We have no long-term contracts with our customers and sales are typically made pursuant to individual purchase orders, often with extremely short lead times. A number of our current customers were acquired through the acquisitions of Fiber Optic Communications, Optronics and Quantum, and we have only a limited history with them as customers.

SALES, MARKETING AND TECHNICAL SUPPORT

We market our products worldwide through a direct sales force as well as through distributors' and manufacturers' representatives. Our sales force maintains close relationships with decision-makers at most of our key customers. The direct sales force also manages the relationship of our distributors' and manufacturers' representatives. Our sales people have strong technical backgrounds, typically with at least a B.S. or the equivalent in engineering. Our sales offices are located in Chatsworth, San Francisco and San Jose, California; Austin, Texas; Sandown, New Hampshire; Raleigh, North Carolina, and Nagold, Germany.

Our main distributor in North America is Unique Technologies, a subsidiary of the Veba Corporation. Unique Technologies provides extensive coverage in the United States and Canada for some of our customers. Other distributor relationships have been established in Germany, Japan, the United Kingdom, Taiwan, People's Republic of China, Korea, Benelux, Israel, South Africa, Australia, Spain, France and Denmark.

Our highly trained staff provides technical support to our customers, distributors and representatives. All customer support engineers are trained and typically have a degree in physics or electrical engineering. We believe that customer service and support is as valuable and as important as our technology.

COMPETITION

The fiber optic component industry is highly competitive and subject to rapid technological change. We believe that the principal competitive factors in the active fiber optic component market are support for multiple optical interfaces, output power, wavelength selection, electrical interface standards, mechanical packaging, price, lead times and reliability. We believe that the principal competitive factors in the passive component market are optical performance of components, quality and reliability, manufacturing capacity, timely delivery, customer relationships, pricing, comprehensiveness of product offerings and customization to customer specifications. We believe we compete favorably in each of these factors for both active and passive components. We also believe that our products are favorably priced compared to equivalent products currently available from our competitors. Based on our assessment of the price performance ratio of competitive products, we believe that our products currently compare favorably with similar products, although we cannot assure you that they will continue to do so.

Our current competitors include Agilent Technologies, Corning Incorporated, Finisar Corporation, Fujitsu, Infineon AG, International Business Machines Corporation, JDS Uniphase Corp., Lucent Technologies, Inc., Sumitomo, Tyco International, Ltd. and other companies that offer or have announced similar products. Many of our competitors have substantially greater financial, marketing, technical, human and other resources than us, and greater brand recognition and market share which may give them certain competitive advantages, including the ability to negotiate lower prices on raw materials and components than those available to us. We cannot assure you that we will be able to compete successfully with existing or future competitors or that competitive pressures will not seriously harm our business, operating results and financial condition.

Fiber optic technology competes with other technologies such as satellite transmission and wireless technologies which are less expensive and easier to deploy. If these technologies are preferred over fiber optics, the demand for our products may decline, which would result in a material adverse effect on our business.

MANUFACTURING

We currently design and manufacture our products at our facilities in the United States, Taiwan, and People's Republic of China. Active components are manufactured in Hsinchu, Taiwan and Chatsworth, California. These manufacturing operations consist of wafer fabrication facilities for semiconductor laser diodes and LEDs; a high precision optical and mechanical assembly; electrical design; and assembly and final testing. We currently design and manufacture passive components in Hsinchu, Taiwan consisting of thin film filter manufacturing, wave-guide processing, precision optical and mechanical assembly and final testing. We also manufacture passive components in Shanghai, People's Republic of China consisting of precision optical and mechanical assembly and final testing. Many of the key processes used in the manufacture and test of our products are proprietary. Consequently, many of the key components of our products are designed and produced internally. Although we generally use standard parts and raw materials, certain parts and components are only available from a limited number of suppliers. Our policy is to maintain a reserve of necessary parts and raw materials to help minimize any disruption as a result of temporary unavailability of such parts. We outsource certain board level products to contract manufacturers and we maintain a modular and flexible manufacturing approach to facilitate rapid changes of product mix.

We assemble substantially all our active and passive products in a clean room environment. Relevant assembly processes include die attach, wire bond, substrate attachment and fiber coupling. We also conduct tests throughout our manufacturing process using commercially available and in-house built testing systems that incorporate proprietary procedures. To maintain reliability and quality, we implement a stringent set of quality assurance programs throughout the design, assembly, integration and test processes. Our policy is to perform final product tests on 100% of our products prior to shipment.

We are subject to a variety of federal, state and local government regulations related to the storage, use, discharge and disposal of toxic, volatile, or otherwise hazardous chemicals used in our manufacturing processes. Further, we are subject to other safety, labeling and training regulations as required by local, state and federal law. Although we believe that we are in material compliance and have complied with all applicable legal requirements, any failure by us to comply with present and future regulations could subject us to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. We cannot assure you that these legal requirements will not impose on us the need for additional capital expenditures or other requirements.

We typically purchase our components and materials through purchase orders, and we have no guaranteed supply arrangements with any of our suppliers. We currently purchase several key components and materials used in the manufacture of our products from single or limited source suppliers, including Corning Incorporated, Mitsubishi Electric, Nippon Sheet Glass, Phillips Semiconductor and Sumitomo.

EMPLOYEES

At December 31, 2000, we employed a total of 1,639 full-time employees. Of these, employees with science or engineering degrees numbered over 213 with Bachelor of Science degrees (or four year equivalent), 56 with Masters degrees and 17 with Ph.D. degrees. Our employees are not represented by any collective bargaining agreement and we have never suffered any work stoppage. We believe that our relations with our employees are good.

RISK FACTORS

Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and in public statements and press releases we make from time to time.

WE CURRENTLY DERIVE A SIGNIFICANT PORTION OF OUR NET SALES FROM TWO CUSTOMERS, AND OUR NET SALES MAY DECLINE SIGNIFICANTLY IF EITHER OF THESE CUSTOMERS CANCELS, REDUCES OR DELAYS PURCHASES OF OUR PRODUCTS.

Our future success depends on our ability to develop and manage relationships with significant customers. For the year ended December 31, 2000, our two largest customers, Marconi Communications and Cisco Systems, accounted for approximately 29% of our net sales, with Marconi accounting for 18% and Cisco accounting for 11% of our net sales. We rely on one-time purchase orders rather than long-term contracts with both Cisco and Marconi, and, as a result, we cannot predict the size, timing or terms of their incoming orders. We have experienced variations in the purchase patterns of Marconi and Cisco in the past, and we may experience continued variation in the future. Material reasons for historic variations in the purchase patterns of these customers, particularly by Marconi, have included weather patterns that have delayed field installations of systems that incorporate our products and delays by our customers in qualifying our products that employ new components or features to assure compatibility with the components of other suppliers that our customers integrate with our products into our customers' systems. The timing of this qualification process is totally within the control of these customers. Thus, even when our products prove compatible with the components of other suppliers, as has typically been the case in the past, delays by our customers in completing the qualification process has resulted in corresponding delays in our receipt of orders for them. In February 2001, Cisco announced that it expected flat or declining revenues for its next two quarters. This has resulted in a reduction and rescheduling by Cisco in purchases from its suppliers such as us as Cisco seeks to reduce its existing inventories and that could result in lower sales to Cisco and lower revenues overall. Our sales may decline significantly with resulting fluctuations or harm to our operating results and financial condition if either Cisco or Marconi cancels, reduces or delays purchases of our products or unduly delays qualifying them.

WE INCURRED A NET LOSS IN THE YEAR ENDED DECEMBER 31, 2000 AS A RESULT OF THE AMORTIZATION OF GOODWILL AND DEFERRED STOCK COMPENSATION FROM RECENT ACQUISITIONS AND EXECUTIVE EMPLOYMENT ARRANGEMENTS. WE EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

Although we reported net income of $3.5 million and $4.2 million for the years ended December 31, 1998 and 1999, respectively, we reported a net loss of $65.0 million for the year ended December 31, 2000. The net loss was due to amortization of goodwill and deferred stock compensation related to the acquisitions of Fiber Optic Communications, Optronics and Quantum and our employment arrangements with our President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer. We will record amortization of goodwill and deferred stock compensation expenses relating to our acquisitions of Fiber Optic Communications, Optronics and Quantum going forward. As a consequence of these goodwill amortization charges and compensation expenses, we do not expect to report net income in the foreseeable future.

In connection with the acquisitions of Fiber Optic Communications, Optronics and Quantum, we recorded a significant amount of goodwill, the amortization of which has significantly and adversely affected our operating results. As indicated in our consolidated balance sheet as of December 31, 2000 included later in this Report, we recorded goodwill of approximately $341.6 million, net of accumulated amortization of $47.4 million, which is being amortized over a five-year period. To the extent that we can not generate sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired and could be subject to an immediate write-down of up to the full amount of the investment. In this event, our net loss in any given period could be greater than anticipated and the market price of our stock could be adversely affected.

OUR QUARTERLY OPERATING RESULTS ARE SUBJECT TO SIGNIFICANT FLUCTUATIONS, AND YOU SHOULD NOT RELY ON THEM AS AN INDICATION OF OUR FUTURE PERFORMANCE.

Our net sales and operating results have fluctuated significantly from quarter-to-quarter in the past and may fluctuate significantly in the future as a result of several factors, some of which are outside of our control. These factors include:

        - changes in our product mix, such as resulting from sales of passive components which typically have lower margins than active components; and

        - seasonality of customer demand typically resulting in lower demand in winter months and the observance of the Chinese New Year.

Because of these and other factors, you should not rely on quarter-to-quarter comparisons of our results of operations as an indication of our future performance. It is possible that, in future periods, our results of operations may be below the expectations of public market analysts and investors. This failure to meet expectations could cause the trading price of our common stock to decline. Similarly, the failure by our competitors or customers to meet or exceed the results expected by their analysts or investors could have a ripple effect on us and cause our stock price to decline.

THE LONG SALES CYCLES FOR OUR PRODUCTS MAY CAUSE NET SALES AND OPERATING RESULTS TO VARY FROM QUARTER TO QUARTER, WHICH COULD CAUSE VOLATILITY IN OUR STOCK PRICE.

The timing of our revenue is difficult to predict because of the length and variability of the sales and implementation cycles for our products. We do not recognize revenue until a product has been shipped to a customer, all significant vendor obligations have been performed and collection is considered probable. Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products and our manufacturing process. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of up to one year or more. In addition, some of our customers require that our products be subjected to life-time and reliability testing, which can take up to nine months or more. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customer's needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. Even after acceptance of orders, our customers often change the scheduled delivery dates of their orders. Because of the evolving nature of the optical networking market, we cannot predict the length of these sales, development or delivery cycles. As a result, these long sales cycles may cause our net sales and operating results to vary significantly and unexpectedly from quarter-to-quarter, which could cause volatility in our stock price.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the year ended December 31, 2000, sales to customers located outside of the United States were 38% of our net sales. We expect that sales to customers located outside of the United States will increase in the future. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international service providers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

In addition, the recent acquisition of our operations in Taiwan and People's Republic of China has increased both the administrative complications we must manage and our exposure to political, economic and other conditions affecting Taiwan and People's Republic of China. There has been significant political tension between Taiwan and People's Republic of China, which, if exacerbated, could lead to hostilities.

Risks we face due to international sales and the use of overseas manufacturing include:

        - greater difficulty in accounts receivable collection and longer collection periods;

        -   the impact of recessions in economies outside the United States;

        -   unexpected changes in regulatory requirements;

        - seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe or in the winter months in Asia when the Chinese New Year is celebrated;

        -   certification requirements;

        -   potentially adverse tax consequences;

        -   unanticipated cost increases;

        -   unavailability or late delivery of equipment;

        -   trade restrictions;

        -   limited protection of intellectual property rights;

        -   unforeseen environmental or engineering problems; and

        -   personnel recruitment delays.

In addition, a portion of our international sales and expenses may be denominated in foreign currencies in the future. Accordingly, we could experience the risks of fluctuating currencies and may choose to engage in hedging activities to reduce these risks.

WE HAVE ONLY BEEN AN INDEPENDENT COMPANY FOR A SHORT WHILE AND HAVE A LIMITED HISTORY IN THE PASSIVE OPTICAL COMPONENTS MARKETS. THESE FACTORS MAY MAKE OUR BUSINESS MORE DIFFICULT TO EVALUATE AND HINDER OUR ABILITY TO IMPLEMENT OUR BUSINESS PLAN SUCCESSFULLY.

From 1988 until our separation from MRV in September 2000, we operated as a division of MRV and conducted business using MRV's trade name. In March 2000, we were incorporated in Delaware as a wholly-owned subsidiary of MRV. We formally separated from MRV in September 2000 and as a result of the initial public offering of our common stock in November 2000, we became a public company. Our entire line of passive optical components was obtained through our acquisitions of Fiber Optic Communications and Quantum in April and July 2000. We expect sales of our passive optical components will constitute a significant part of our future business. We have no history as an independent company or in operating in the passive components markets. Our lack of independence and our limited operating history in the passive optical components markets may limit your ability to evaluate our prospects due to:

        -   our lack of historical financial data; and

        - our limited experience in addressing emerging trends that may affect our business.

As a newly independent company with new product lines, we face risks and uncertainties relating to our ability to implement our business plan successfully.

IF THE OPTICAL NETWORKING MARKET DOES NOT DEVELOP AND EXPAND AS WE ANTICIPATE, DEMAND FOR OUR PRODUCTS MAY DECLINE, WHICH WOULD NEGATIVELY IMPACT OUR NET SALES.

Our business is completely dependent on the deployment of our optical component products. Our future success depends on the continued deployment of the optical networks in the metropolitan and access markets, the continuing increase in the amount of data transmitted over communications networks, or bandwidth, and the growth of optical networks to meet the increased demand for bandwidth. If the deployment of optical networks in the metropolitan and access markets does not continue to expand, the market for optical networking products may not continue to develop. Future demand for our products is uncertain and will depend to a great degree on the speed of the widespread adoption and upgrading of optical networks. If the transition to optical networks occurs too slowly, the market for our products and the growth of our business will be significantly limited.

The optical networking market is new and characterized by rapid technological change, frequent new product introductions, changes in customer requirements, unpredictable rates of product deployment and evolving industry standards. Because this market is new, it is difficult to predict its potential size or future growth rate. Widespread adoption of optical networks is critical to our future success. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, like optical networks. Our success in generating net sales in this emerging market will depend on:

        -   maintaining and enhancing our relationships with our customers;

        - the awareness of potential end-user customers and network service providers about the benefits of optical networks; and

        - our ability to accurately predict and develop our products to meet industry standards.

If we fail to address changing market conditions, the sales of our products may decline, which would harm our net sales and operating results.

MACROECONOMIC FACTORS COULD NEGATIVELY IMPACT OUR GROWTH PLAN.

Macroeconomic factors, such as an economic slowdown in the U.S. and abroad, could detrimentally impact demand for communication products, thereby resulting in reduced demand for optical components in general. These factors could negatively affect our ability to execute our growth plan.

As a result of recent unfavorable economic conditions and reduced capital spending, sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States, were impacted during the last quarter of 2000 and appear to be similarly impacted in the first quarter of 2001. Announcements by industry participants and observers indicate there is a slowdown in industry spending and participants are seeking to reduce existing inventories. If the economic conditions in the United States worsen generally or in the fiber optics equipment business particularly, or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS MAY NOT SUCCEED.

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We continue to expand the scope of our operations domestically and internationally and have increased the number of our employees substantially in the past year. At December 31, 2000, we had a total of 1,639 full-time employees. We currently operate facilities in Chatsworth, California, Hsinchu, Taiwan and Shanghai, People's Republic of China. The growth in employee headcount and in revenue, combined with the challenges of managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and continue to expand, train and manage our work force worldwide. While we are currently implementing stand-alone versions of most of the systems historically used by MRV, we may decide to purchase new systems in the future that more closely match our business needs and incur significant additional expense and diversion of management attention in connection with implementing those systems. The failure to effectively manage our growth could adversely impact our ability to manufacture and sell our products, which could reduce our net sales.

OUR FUTURE SUCCESS DEPENDS ON OUR ABILITY TO SUCCESSFULLY DEVELOP AND INTRODUCE NEW AND ENHANCED PRODUCTS THAT MEET THE NEEDS OF OUR CUSTOMERS.

Our future success depends on our ability to anticipate our customers' needs and develop products that address those needs. Introduction of new products and product enhancements will require that we effectively transfer production processes from research and development to manufacturing and coordinate our efforts with those of our suppliers to rapidly achieve volume production. If we fail to effectively transfer production processes, develop product enhancements or introduce new products that meet the needs of our customers as scheduled, our net sales may decline.

COMPETITION IN THE OPTICAL NETWORKING MARKET MAY INCREASE, WHICH COULD REDUCE OUR NET SALES AND GROSS MARGINS OR CAUSE US TO LOSE MARKET SHARE.

Competition in the optical networking market in which we compete is intense. We face competition from several companies, including Agilent Technologies, Corning Incorporated, Finisar Corporation, Fujitsu, Infineon AG, International Business Machines Corporation, JDS Uniphase Corporation, Lucent Technologies, Inc., Sumitomo and Tyco International, Ltd. Many of our competitors are larger than we are and have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, several of our competitors have large market capitalizations or cash reserves, and are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Virtually all of our competitors have significantly more established sales and customer support organizations than we do. In addition, many of our competitors have much greater name recognition, more extensive customer bases, better-developed distribution channels and broader product offerings than we have. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. Additional competitors may enter the market, and we are likely to compete with new companies in the future. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result of the foregoing factors, we expect that competitive pressures may result in price reductions, reduced margins and loss of market share.

In addition, the fiber optics networking industry is dominated by a small number of large companies and is currently consolidating. Consolidation reduces the number of potential customers in the industry, and may increase our dependence on a small number of customers.

WE MUST EXPAND OUR SALES ORGANIZATION SUBSTANTIALLY IN ORDER TO INCREASE MARKET AWARENESS AND SALES OF OUR PRODUCTS OR OUR NET SALES MAY NOT INCREASE.

The sale of our products requires long and involved efforts targeted at several key departments within our prospective customers' organizations. Sales of our products require the prolonged efforts of executive personnel and specialized systems and applications engineers working together with a small number of dedicated salespersons. Currently, our sales organization is limited. We will need to grow our sales force in order to increase market awareness and sales of our products. Competition for these individuals is intense, and we might not be able to hire the kind and number of sales personnel and applications engineers we need. If we are unable to expand our sales operations, we may not be able to increase market awareness or sales of our products, which would prevent us from increasing our net sales.

OUR PRODUCTS ARE DEPLOYED IN LARGE AND COMPLEX SYSTEMS AND MAY CONTAIN DEFECTS THAT ARE NOT DETECTED UNTIL AFTER OUR PRODUCTS HAVE BEEN INSTALLED, WHICH COULD DAMAGE OUR REPUTATION AND CAUSE US TO LOSE CUSTOMERS.

We design some of our products for deployment in large and complex optical networks. Because of the nature of these products, they can only be fully tested for reliability when deployed in networks for long periods of time. Our fiber optic products may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products only after they have been fully deployed and operated under peak stress conditions. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

        -   loss of customers;

        -   damage to our brand reputation;

        -   failure to attract new customers or achieve market acceptance;

        -   diversion of development and engineering resources; and

        -   legal actions by our customers.

The occurrence of any one or more of the foregoing factors could cause our net sales to decline.

BECAUSE WE DO NOT HAVE LONG-TERM CONTRACTS WITH OUR CUSTOMERS, OUR CUSTOMERS MAY CEASE PURCHASING OUR PRODUCTS AT ANY TIME.

We sell our products based on individual purchase orders, rather than long-term contracts. Our customers can generally cancel or reschedule orders on short or no notice and discontinue purchasing our products at any time. In addition, a number of our current customers were acquired through the acquisitions of Fiber Optic Communications, Optronics and Quantum, and we have only a limited history with these new customers. We cannot assure you that these customers will continue to purchase optical components from us. Because we cannot predict the size, timing or terms of incoming purchase orders, decreases in orders or failure to fulfill orders may cause our operating results to suffer.

WE WILL NOT ATTRACT ORDERS AND CUSTOMERS OR WE MAY LOSE CURRENT ORDERS AND CUSTOMERS AND WILL NOT BE SUCCESSFUL IN OUR INDUSTRY IF WE ARE UNABLE TO COMMIT TO DELIVER SUFFICIENT QUANTITIES OF OUR PRODUCTS TO SATISFY MAJOR CUSTOMERS' NEEDS.

Communications service providers and equipment manufacturers typically require that suppliers commit to provide specified quantities of products over a given period of time. If we are unable to commit to deliver sufficient quantities of our products to satisfy a customer's anticipated needs, we will lose the order and the opportunity for significant sales to that customer for a lengthy period of time. While we have sufficient manufacturing capacity at present to pursue large orders and plan to seek to increase capacity annually by increasing our workforce, dedicating available space for manufacturing and adding production shifts when necessary, we would be unable to pursue many new or large orders if we outgrow our current capacity and planned annual increases in capacity. In the future, if we do not have sufficient manufacturing capacity to enable us to commit to provide customers with specified quantities of products, our business could suffer.

IF OUR SENIOR MANAGEMENT TEAM IS UNABLE TO WORK TOGETHER EFFECTIVELY, OUR BUSINESS MAY BE SERIOUSLY HARMED.

Some of our senior management personnel, including Dr. William R. Spivey, our President and Chief Executive Officer and Eric Blachno, our Vice President of Finance and Chief Financial Officer, only recently joined us in the third and fourth quarter of 2000. As a result, our senior management team has had limited time to work together. If they are unable to work together effectively to manage our organization as a public company, our business may be seriously harmed.

WE DEPEND ON KEY PERSONNEL TO MANAGE OUR BUSINESS EFFECTIVELY IN A RAPIDLY CHANGING MARKET, AND IF WE ARE UNABLE TO HIRE ADDITIONAL QUALIFIED PERSONNEL OR RETAIN EXISTING PERSONNEL, OUR ABILITY TO SELL OUR PRODUCTS COULD BE HARMED.

Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel. Any of our key employees, including our President and Chief Executive Officer and our Vice President of Finance and Chief Financial Officer may terminate his or her employment at any time. In addition, we do not have key person life insurance policies covering any of our employees.

In order to implement our business plan, we must hire a significant number of additional employees in 2001, particularly engineering, sales and manufacturing personnel. Our ability to continue to attract and retain highly skilled personnel will be a critical factor in determining whether we will be successful. Competition for highly skilled personnel is intense. We may not be successful in attracting, assimilating or retaining qualified personnel to fulfill our current or future needs, which could adversely impact our ability to manufacture and sell our products.

FUTURE ACQUISITIONS MAY HAVE AN ADVERSE EFFECT ON OUR FINANCIAL RESULTS SIMILAR TO THE EFFECTS OF THE ACQUISITIONS OF FIBER OPTIC COMMUNICATIONS, OPTRONICS AND QUANTUM OR COULD OTHERWISE HARM OUR BUSINESS.

Our business has grown because of acquisitions of fiber optic components manufacturers Fiber Optic Communications in April 2000 and Optronics and Quantum in July 2000. In the event we make future acquisitions, we could:

        - issue stock that would dilute our current stockholders' percentage ownership;

        - incur debt such as the $12.6 million of consolidated debt incurred in connection with the acquisitions of Fiber Optic Communications, Optronics and Quantum;

        - incur additional liabilities such as the $21.2 million of additional consolidated liabilities incurred in connection with the acquisitions of Fiber Optic Communications, Optronics and Quantum; or

        - incur expenses related to the amortization of goodwill and other intangible assets and deferred compensation, like the expenses related to goodwill and other intangible assets aggregating $389.0 million and deferred compensation charges aggregating $30.2 million incurred in connection with the acquisitions of Fiber Optic Communications, Optronics and Quantum.

Future acquisitions also involve numerous risks that could adversely affect our business, including:

        - problems integrating the acquired operations, technologies or products;

        - unanticipated costs, capital expenditures or liabilities or changes related to in process research and development;

        -   diversion of management's attention from our core business;

        - harm to our existing business relationships with suppliers and customers;

        - risks associated with entering markets in which we have no or limited prior experience; and

        - potential loss of key employees, particularly those of the acquired organizations.

We will face all of the above-mentioned risks related to the acquisitions of Fiber Optic Components, Optronics and Quantum. In particular, these acquisitions have brought large new manufacturing facilities and we face significant challenges in integrating these facilities before we can realize benefits from these acquisitions. Our entire line of passive optical components was established through our recent acquisitions of Fiber Optic Communications and Quantum and successful integration of that product line and the associated manufacturing facilities is essential to our business. We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and failure to successfully integrate may harm our business.

IF WE ARE UNABLE TO EXPAND OUR MANUFACTURING CAPACITY IN A TIMELY MANNER, WE MAY HAVE INSUFFICIENT CAPACITY TO MEET DEMAND.

We currently manufacture a significant portion of our products in our facilities located in Chatsworth, California. We have devoted significant resources to expanding our manufacturing capacity at this facility and also conduct manufacturing at our facilities in Hsinchu, Taiwan and Shanghai, People's Republic of China. We could experience difficulties and disruptions in the manufacture of our products, which could prevent us from achieving timely delivery of products and could result in lost sales. We could also face the inability to procure and install additional capital equipment, a shortage of raw materials we use in our products, a lack of availability of manufacturing personnel to work in our facilities, difficulties in achieving adequate yields from new manufacturing lines and an inability to predict future order volumes. We may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations, and, as a result, product shipments to our customers could be delayed, which would negatively impact our net sales, competitive position and reputation. If we experience disruptions in the future, it may result in lower yields or delays of our product shipments, which could adversely affect our sales, gross margins and results of operations. If we are unable to expand our manufacturing capacity in a timely manner, we will have insufficient capacity, which could seriously harm our results of operations.

THE LOCATION OF OUR MANUFACTURING FACILITIES IN SOUTHERN CALIFORNIA AND TAIWAN SUBJECTS US TO INCREASED RISK THAT A NATURAL DISASTER COULD DISRUPT OUR OPERATIONS.

Substantially all of our products are manufactured at our facilities in Chatsworth, California and Hsinchu, Taiwan. The risk of earthquakes in Southern California and Taiwan is significant due to the proximity of major earthquake fault lines to these manufacturing facilities. In January 1994 and September 1999, major earthquakes near Chatsworth and in Taiwan, respectively, affected the facilities of manufacturers in these areas including ours, causing power and communications outages and disruptions that impaired production capacity. While our facilities did not suffer material damage and our business was not materially disrupted by these earthquakes, the occurrence of an earthquake or other natural disaster could result in the disruption of our manufacturing facilities. Any disruption in our manufacturing facilities arising from such events could cause significant delays in the production or shipment of our products until we are able to shift production to different facilities or arrange for third parties to manufacture our products. We may not be able to obtain alternate capacity on favorable terms or at all.

ENVIRONMENTAL REGULATIONS APPLICABLE TO OUR MANUFACTURING OPERATIONS COULD LIMIT OUR ABILITY TO EXPAND OR SUBJECT US TO SUBSTANTIAL COSTS.

We are subject to a variety of environmental regulations relating to the use, storage, discharge and disposal of hazardous chemicals used during our manufacturing processes. Further, we are subject to other safety, labeling and training regulations as required by local, state and federal law. Any failure by us to comply with present and future regulations could subject us to future liabilities or the suspension of production. In addition, such regulations could restrict our ability to expand our facilities or could require us to acquire costly equipment or to incur other significant expenses to comply with environmental regulations. We cannot assure you that these legal requirements will not impose on us the need for additional capital expenditures or other requirements. If we fail to obtain required permits or otherwise fail to operate within these or future legal requirements, we may be required to pay substantial penalties, suspend our operations or make costly changes to our manufacturing processes or facilities.

IF WE FAIL TO ACCURATELY FORECAST COMPONENT AND MATERIAL REQUIREMENTS FOR OUR MANUFACTURING FACILITIES, WE COULD INCUR ADDITIONAL COSTS OR EXPERIENCE MANUFACTURING DELAYS.

We use rolling forecasts based on anticipated product orders to determine our component requirements. It is very important that we accurately predict both the demand for our products and the lead times required to obtain the necessary components and materials. Lead times for components and materials that we order vary significantly and depend on factors such as specific supplier requirements, the size of the order, contract terms and current market demand for the components. For substantial increases in production levels, some suppliers may need six months or more lead time. If we overestimate our component and material requirements, we may have excess inventory, which would increase our costs. If we underestimate our component and material requirements, we may have inadequate inventory, which could interrupt our manufacturing and delay delivery of our products to our customers. Any of these occurrences would negatively impact our net sales.

IF WE CANNOT INCREASE OUR SALES VOLUMES, REDUCE OUR COSTS OR INTRODUCE HIGHER MARGIN PRODUCTS TO OFFSET ANTICIPATED REDUCTIONS IN THE AVERAGE SELLING PRICE OF OUR PRODUCTS, OUR OPERATING RESULTS WILL SUFFER.

We have experienced decreases in the average selling prices of some of our products. We anticipate that as products in the optical networking market become more of a commodity, the average selling price of our products may decrease in response to competitive pricing pressures, new product introductions by us or our competitors or other factors. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes or product mix, our net sales and gross margins will decline. In addition, to maintain our gross margins, we must continue to reduce the manufacturing cost of our products and we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross margins, our financial position may be harmed and our stock price may decline.

WE DEPEND ON SINGLE OR LIMITED SOURCE SUPPLIERS FOR SOME OF THE KEY COMPONENTS AND MATERIALS IN OUR PRODUCTS, WHICH MAKES US SUSCEPTIBLE TO SUPPLY SHORTAGES OR PRICE FLUCTUATIONS THAT COULD ADVERSELY AFFECT OUR OPERATING RESULTS.

We typically purchase our components and materials through purchase orders, and in general we have no guaranteed supply arrangements with any of our suppliers. We currently purchase several key components and materials used in the manufacture of our products from single or limited source suppliers, including Corning Incorporated, Mitsubishi Electric, Nippon Sheet Glass, Phillips Semiconductor and Sumitomo. If our relationship with any of these key suppliers terminates, we may not be able to find another manufacturer that can meet our specifications and anticipated supply requirements. We may fail to obtain required components in a timely manner in the future. We may experience difficulty identifying alternative sources of supply for certain components used in our products. We would experience further delays from evaluating and testing the products of these potential alternative suppliers. Furthermore, financial or other difficulties faced by these suppliers or significant changes in demand for these components or materials could limit the availability of these components. Any interruption or delay in the supply of any of these components or materials, or the inability to obtain these components and materials from alternate sources at acceptable prices and within a reasonable amount of time, would impair our ability to meet scheduled product deliveries to our customers and could cause customers to cancel orders.

IF WE DO NOT ACHIEVE ACCEPTABLE MANUFACTURING YIELDS OR SUFFICIENT PRODUCT RELIABILITY, OUR ABILITY TO SHIP PRODUCTS TO OUR CUSTOMERS COULD BE AFFECTED AND OUR NET SALES MAY SUFFER.

The manufacture of our products involves complex and precise processes. Changes in our manufacturing processes or those of our suppliers, or the use of defective components or materials, could significantly reduce our manufacturing yields and product reliability. Our manufacturing costs are relatively fixed, and, thus, manufacturing yields are critical to our results of operations. We may experience manufacturing problems in the future, which could result in lower than expected production yields, delayed product shipments and impaired gross margins. In some cases, existing manufacturing techniques involve substantial manual labor. In addition, we may experience manufacturing delays and reduced manufacturing yields upon introducing new products to our manufacturing lines. In order to improve our gross margins, we may need to develop new, more cost-effective manufacturing processes and techniques, and if we fail to do so, our gross margins may be adversely affected.

IF OUR CUSTOMERS DO NOT QUALIFY OUR MANUFACTURING LINES FOR VOLUME SHIPMENTS, OUR OPERATING RESULTS COULD SUFFER.

Generally, customers do not purchase our products, other than limited numbers of evaluation units, prior to qualification of the manufacturing line for volume production. Our existing manufacturing lines, as well as each new manufacturing line, must pass through varying levels of qualification with our customers. This customer qualification process determines whether our manufacturing lines meet the customers' quality, performance and reliability standards. If there are delays in qualification of our products, our customers may drop the product from a long-term supply program, which would result in significant lost revenue opportunity over the term of that program. Moreover, customers may require that we be registered under international quality standards, such as ISO 9000. Our Taiwan facilities have received ISO 9001 certification and our facilities in the People's Republic of China are certified ISO 9002. Our Chatsworth facilities have no ISO certification and we do not expect to receive ISO 9000 certification until sometime in 2002, at the earliest.

WE WILL LOSE SIGNIFICANT CUSTOMER SALES AND OPPORTUNITIES AND MAY NOT BE SUCCESSFUL IF OUR CUSTOMERS DO NOT QUALIFY OUR PRODUCTS TO BE DESIGNED INTO THEIR PRODUCTS AND SYSTEMS.

In the communications industry, service providers and communications equipment manufacturers often undertake extensive qualification processes prior to placing orders for large quantities of products such as ours, because these products must function as part of a larger system or network. Once they decide to use a particular supplier's product or component, these potential customers design the product into their system, which is known as a design-in win. Suppliers whose products or components are not designed in are unlikely to make sales to that company until at least the adoption of a future redesigned system. Even then, many companies may be reluctant to design entirely new products into their new systems, as it could involve significant additional redesign efforts. If we fail to achieve design-in wins in our potential customer's qualification process, we will lose the opportunity for significant sales to that customer for a lengthy period of time.

THE ENFORCEMENT OF INTELLECTUAL PROPERTY RIGHTS MAY BE EXPENSIVE AND COULD DIVERT VALUABLE RESOURCES.

We rely on a combination of trade secret laws and restrictions on disclosure and patents, copyrights and trademarks to protect our intellectual property rights. We may need to engage in litigation to enforce our intellectual property rights, protect our trade secrets and determine the validity and scope of proprietary rights of others. Any such litigation, regardless of outcome, could be expensive and time consuming, and adverse determinations in any such litigation could seriously harm our business.

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS, WHICH COULD BE COSTLY AND SUBJECT US TO SIGNIFICANT LIABILITY.

From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to infringement claims as the number of products and competitors in our market grows and the functioning of products overlaps. In this regard, in early 1999, we received a written notice from Rockwell Corporation in which Rockwell claimed to have patent rights in certain technology related to our metal organic chemical vapor deposition processes. Rockwell requested that we review our processes in light of one of Rockwell's issued patents which we have done and determined that the cited patent has expired. We believe that none of our product sales relates to the Rockwell claim. In October 1999, we received a written notice from Ortel Corporation, which has since been acquired by Lucent Technologies, Inc., in which Ortel claimed to have patent rights in certain technology related to our triplexer and duplexer products. Ortel requested that we review our products in connection with one of Ortel's issued patents. We are evaluating the information provided to us thus far by Ortel and are also evaluating the validity of Ortel's patent noted in Ortel's letter. We are presently seeking to determine whether we may have violated and the extent of our usage of, and related revenues from, technology covered by the Ortel patent. Based on our evaluation to date, we have concluded that Ortel's claim relates to an aspect of our triplexers. Net sales of our triplexers accounted for approximately 5% of total net sales during the year ended December 31, 2000. Ortel's patent, and other patents of which we are not presently aware that may relate to our products may be determined to be valid, or some of our products may ultimately be determined to infringe Ortel patent, or those of other companies. Ortel or other companies may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

In the future, we may initiate claims or litigation against third parties for infringement of our proprietary rights to protect these rights or to determine the scope and validity of our proprietary rights or the proprietary rights of competitors. These claims could result in costly litigation and the diversion of our technical and management personnel.

NECESSARY LICENSES OF THIRD-PARTY TECHNOLOGY MAY NOT BE AVAILABLE TO US OR MAY BE VERY EXPENSIVE, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO MANUFACTURE AND SELL OUR PRODUCTS.

From time to time we may be required to license technology from third parties to develop new products or product enhancements or to resolve infringement claims with respect to intellectual property rights in our existing products. We cannot assure you that third-party licenses such as from Rockwell or Ortel will be available to us on commercially reasonable terms, if at all. The inability to obtain any third-party license required to develop new products and product enhancements or to resolve infringement claims on our existing products could require us to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm our ability to manufacture and sell our products.

WE ARE NO LONGER ABLE TO RELY ON MRV TO FUND OUR FUTURE CAPITAL REQUIREMENTS, AND FINANCINGS FROM OTHER SOURCES MAY NOT BE AVAILABLE ON FAVORABLE TERMS OR AT ALL.

In the past, our capital needs were satisfied by MRV. However, as a result of our separation, MRV no longer provides funds to finance our working capital or other cash requirements. We cannot assure you that financing from other sources, if needed, will be available on favorable terms or at all.

We believe our capital requirements will vary greatly from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in our operating results, financing activities, acquisitions and investments and inventory and receivables management. We believe that the net proceeds from our initial public offering, along with cash flow from operations, will be sufficient to satisfy our working capital, capital expenditure and research and development requirements for at least the next 12 months. However, we may require or choose to obtain additional debt or equity financing in order to finance acquisitions or other investments in our business. Future equity financings would be dilutive to the existing holders of our common stock. Future debt financings could involve restrictive covenants. It is not likely that we will be able to obtain financing with interest rates as favorable as those that MRV could obtain.

OUR NEW NAME IS NOT YET RECOGNIZED AS A BRAND IN THE MARKETPLACE, AND AS A RESULT OUR PRODUCT SALES COULD SUFFER. IN ADDITION, OTHER COMPANIES WITH SIMILAR NAMES OR TRADEMARKS COULD CHALLENGE OUR USE OF LUMINENT.

The loss of our ability to use the MRV Communications brand name may hinder our ability to establish new relationships. In addition, our current customers, suppliers and partners may react negatively to the separation. In connection with our separation from MRV, changed our brand name and most of the trademarks and trade names under which we conduct our business. This transition to our new name will occur rapidly in the case of some products and over specified periods of time in the case of other products. We believe that sales of our products have benefited from the use of the MRV brand name. In addition, there are numerous companies which have names or trademarks of varying degrees of similarity to Luminent. Although we believe we have all necessary rights to use the new brand name, our rights to use it may be challenged by others who have names or trademarks similar to our name. Challenges resulting in litigation, regardless of outcome, could be expensive to defend and time consuming and adverse determinations could harm our business.

OUR BUSINESS MAY SUFFER IF MRV DOES NOT COMPLETE ITS DISTRIBUTION OF OUR COMMON STOCK.

MRV previously advised us that it intends to distribute to its stockholders all of our common stock by the later of three months after the receipt of a favorable private letter ruling from the IRS or May 8, 2001, although it is not obligated to do so. There are various conditions to the completion of the distribution and we cannot assure you as to whether or when it will occur. If the distribution does occur, we may not obtain the benefits we expect as a result of this distribution, including direct access to capital markets, better incentives for employees, greater strategic focus, facilitated customer relationships and future partnerships and increased speed and responsiveness. In addition, until this distribution occurs, the risks discussed below relating to MRV's control of us and the potential business conflicts of interest between MRV and us will continue to be relevant to our stockholders.

We will be controlled by MRV as long as it owns a majority of our common stock, and our other stockholders will be unable to affect the outcome of stockholder voting during such time.

As a result of our initial public offering, MRV owns approximately 92% of our outstanding common stock. As long as MRV owns a majority of our outstanding common stock, MRV will continue to be able to elect our entire board of directors and to remove any director, with or without cause, without calling a special meeting. Investors will not be able to affect the outcome of any stockholder vote prior to the planned distribution of our stock to the MRV stockholders. As a result, MRV will control all matters affecting us, including:

        - the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

        - the allocation of business opportunities that may be suitable for us and MRV;

        - any determinations with respect to mergers or other business combinations;

        -   our acquisition or disposition of assets;

        -   our financing;

        -   changes to the agreements providing for our separation from MRV;

        -   the payment of dividends on our common stock; and

        -   determinations with respect to our tax returns.

MRV COULD SELL A CONTROLLING INTEREST IN US TO A THIRD PARTY PREVENTING THE PLANNED DISTRIBUTION OF OUR COMMON STOCK.

MRV has agreed with the underwriters not to offer or sell any shares of our common stock for a period of 180 days after November 9, 2000 (i.e., until May 9, 2001), without the prior written consent of Credit Suisse First Boston, the lead underwriter in our initial public offering. After May 8, 2001, however, MRV is not prohibited from selling any or a controlling interest in us to a third party. A sale of a controlling interest in us by MRV would prevent the distribution of our shares to MRV's shareholders as announced and could have a depressive effect of the market price of our common stock. Moreover, because MRV can dispose of all or a portion of its ownership of our common stock at some future date, it may transfer a controlling interest in us without allowing you to participate or realize a premium.

BECAUSE MRV WILL OWN MORE THAN 90 PERCENT OF OUR OUTSTANDING CAPITAL STOCK, IT MAY MERGE US INTO MRV AT ANY TIME.

Although MRV has announced plans to distribute our common stock that it owns to the holders of MRV common stock, it is not obligated to do so, and it is possible that MRV may decide not to complete the distribution. Under Delaware law, a parent corporation that owns at least 90 percent of the outstanding capital stock of a subsidiary corporation may merge the subsidiary into the parent without the vote of the subsidiary's stockholders. Therefore, in the event MRV elects not to complete the distribution, it may merge us into itself without the vote of our stockholders. In such event, our outstanding shares of common stock would be converted into shares of common stock of MRV at an exchange ratio to be determined at the time of the transaction. Our stockholders would be entitled to appraisal rights under Delaware law, but these rights may not entitle our stockholders to receive consideration equivalent to the price they paid for our common stock.

SUBSTANTIAL SALES OF COMMON STOCK MAY OCCUR IN CONNECTION WITH THE DISTRIBUTION OR OTHERWISE, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

MRV has announced plans to distribute to its stockholders all of the shares of our common stock it owns by the later of three months after the receipt of a favorable private letter ruling from the IRS or May 8, 2001. If MRV completes the distribution, substantially all of these shares would be eligible for immediate resale in the public market. Any sales of substantial amounts of common stock in the public market, or the perception that such sales might occur, whether as a result of this distribution or otherwise, could harm the market price of our common stock. We are unable to predict whether significant amounts of common stock will be sold in the open market in anticipation of, or following, this distribution or whether a sufficient number of buyers will be in the market at that time.

AT THE TIME OF THE DISTRIBUTION BY MRV OF ITS LUMINENT COMMON STOCK, WE PLAN TO GRANT TO MRV OPTION HOLDERS OPTIONS TO PURCHASE A SUBSTANTIAL AMOUNT OF LUMINENT COMMON STOCK, WHICH WILL CAUSE DILUTION TO THE INTERESTS OF EXISTING LUMINENT STOCKHOLDERS AND MAY HAVE A DEPRESSIVE EFFECT ON THE MARKET PRICE OF LUMINENT'S COMMON STOCK.

Concurrently with MRV's distribution of shares of our common stock to its stockholders, we intend to grant stock options to substantially all of the eligible employees, directors, or consultants of Luminent or MRV who hold an option to purchase MRV common stock granted prior to September 8, 2000 by MRV. We understand that MRV intends to simultaneously adjust options to purchase MRV stock to these same individuals. The MRV adjustment and our grant are intended, in the aggregate, to be in a number and at prices that will preserve the pre-distribution economic position of the options to purchase MRV stock held by these individuals on September 8, 2000.

The number and exercise price of the new Luminent options to be issued will depend on the market prices of MRV's and our shares at the time of the distribution. The full exercise of these new Luminent options will dilute equity ownership of Luminent's stockholders. Further, the exercise, and even the existence of these options, could have an adverse effect on the market price of our shares.

OUR HISTORICAL FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY.

The historical financial information we have included in this Report has been carved out from MRV's consolidated financial statements and may not accurately reflect what our financial position, results of operations and cash flows would have been, had we been a separate, stand-alone entity during the periods presented. MRV did not account for us as, and we were not operated as, a single stand-alone entity for the periods presented. In addition, the historical information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. We have not made adjustments to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our separation from MRV, including changes in our employee base, changes in our tax structure, increased costs associated with reduced economies of scale, increased marketing expenses related to establishing a new brand identity and increased costs associated with being a public, stand-alone company.

WE MAY HAVE POTENTIAL BUSINESS CONFLICTS OF INTEREST WITH MRV WITH RESPECT TO OUR PAST AND ONGOING RELATIONSHIPS THAT COULD HARM OUR BUSINESS OPERATIONS.

Conflicts of interest may arise between MRV and us in a number of areas relating to our past and ongoing relationships, including:

        - labor, tax, employee benefit, indemnification and other matters arising from our separation from MRV;

        -   intellectual property matters;

        -   employee retention and recruiting;

        -   major business combinations involving us;

        - sales or distributions by MRV of all or any portion of its ownership interest in us;

        - the nature, quality and pricing of transitional services MRV has agreed to provide us; and

        -   business opportunities that may be attractive to both MRV and us.

In addition to the conflicts of interests relating to the separation of our operations from MRV as described above, we also may face business conflicts of interest with MRV because MRV and certain of its other subsidiaries are our customers. Like other customers, we do not have long-term contracts with MRV or its other subsidiaries for the purchase of our components. Because MRV controls all matters relating to us, MRV may be able to require us to enter into customer relationships with it or its other subsidiaries on terms that are less favorable to us than those we could negotiate with an unrelated customer. Nothing restricts MRV from competing with us.

We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party. The agreements we have entered into with MRV may be amended upon agreement between the parties. While we are controlled by MRV, MRV may be able to require us to agree to amendments to these agreements that may be less favorable to us than the current terms of the agreement.

OUR DIRECTORS AND EXECUTIVE OFFICERS MAY HAVE CONFLICTS OF INTEREST BECAUSE OF THEIR OWNERSHIP OF MRV COMMON STOCK.

Some of our directors and executive officers have a substantial amount of their personal financial portfolios in MRV common stock and options to purchase MRV common stock. Ownership of MRV common stock by our directors and officers after our separation from MRV could create, or appear to create, potential conflicts of interest when directors and officers are faced with decisions that could have different implications for MRV and us.

IF MRV'S PROPOSED DISTRIBUTION OF OUR COMMON STOCK IS NOT TAX-FREE, WE COULD BE LIABLE TO MRV FOR THE RESULTING TAXES, WHICH WOULD SIGNIFICANTLY HARM OUR BUSINESS.

MRV currently plans to distribute to its stockholders the shares of our common stock that it owns by the later of three months after the receipt of a favorable private letter ruling from the IRS or six months after November 9, 2000. We have agreed to indemnify MRV in the event the distribution is not tax-free to MRV or its stockholders because of actions taken by us or our failure to take various actions, all as set forth in our tax sharing agreement with MRV. We may not be able to control some of the events that could trigger this liability. In particular, certain acquisitions of us by a third party within two years of the distribution could result in the distribution not being tax-free and therefore give rise to our obligation to indemnify MRV for any resulting tax or other liability. If we were to become obligated to indemnify MRV for this liability, our financial condition and business would be significantly harmed.

WE ARE AT RISK OF SECURITIES CLASS ACTION LITIGATION THAT COULD RESULT IN SUBSTANTIAL COSTS AND DIVERT MANAGEMENT'S ATTENTION AND RESOURCES.

In the past, securities class action litigation has been brought against a company following periods of volatility in the market price of its securities. Due to the potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources.

DELAWARE LAW AND OUR ABILITY TO ISSUE PREFERRED STOCK MAY HAVE ANTI-TAKEOVER EFFECTS THAT COULD PREVENT A CHANGE IN CONTROL, WHICH MAY CAUSE OUR STOCK PRICE TO DECLINE.

We are authorized to issue up to 30,000,000 shares of preferred stock. This preferred stock may be issued in one or more series, the terms of which may be determined at the time of issuance by the board of directors without further action by stockholders. The terms of any such series of preferred stock may include voting rights (including the right to vote as a series on particular matters), preferences as to dividend, liquidation, conversion and redemption rights and sinking fund provisions. No preferred stock is currently outstanding. The issuance of any such preferred stock could materially adversely affect the rights of the holders of our common stock, and therefore, reduce the value of our common stock. In particular, specific rights granted to future holders of preferred stock could be used to restrict our ability to merge with, or sell our assets to, a third party and thereby preserve control by the present management.

Certain provisions of Delaware law also may discourage, delay or prevent someone from acquiring or merging with us, which may cause the market price of our common stock to decline.

ITEM 2. PROPERTIES

We maintain our main manufacturing, development and office facilities in the United States, Taiwan and People's Republic of China. The table below lists the locations, square footage and expiration dates of our leased facilities for our major operations at December 31, 2000.

                                                SQUARE             LEASE
                                                FOOTAGE          EXPIRATION
LOCATION                                      LEASED/OWNED         DATES
- --------                                      ------------         -----
Chatsworth, California, USA.                     22,200        December 31, 2005
Chatsworth, California, USA.                     50,000         July 13, 2004(1)
Chatsworth, California, USA.                     5,000         December 31, 2002
Hsinchu, Taiwan.                                165,910          March 14, 2016
Hsinchu, Taiwan.                                 12,712             Owned
Hsinchu, Taiwan.                                 18,895          June 15, 2001
Hsinchu, Taiwan.                                 9,437         February 15, 2001
Hsinchu, Taiwan.                                 7,876          August 31, 2001
Miao-Li County, Taiwan                           24,398             Owned
Hsinchu, Taiwan.                                 3,907         December 31, 2001
Hsinchu, Taiwan.                                 31,043        December 31, 2001
Hsinchu, Taiwan.                                 5,834         December 31, 2001
Hsinchu, Taiwan.                                 6,372         December 31, 2001
Chu-Pei, Taiwan.                                 15,989            Owned
Shanghai, People's Republic of China             48,495         October 20, 2047
Shanghai, People's Republic of China            139,008          January 2049

- -----------
    (1) We have an option to renew this lease for three more years.

We also occupy portions of two buildings in Chatsworth, California that are leased by MRV and used for its other businesses. In accordance with the terms of the Real Estate Matters Agreement, we are negotiating subleases for those portions of MRV's building that we occupy. We believe that our facilities are adequate to meet our demands for the near future.

ITEM 3. LEGAL PROCEEDINGS

In the future, we may become involved in litigation relating to claims arising from our ordinary course of business. We are currently not a party to any material legal proceedings.

From time to time, however, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. In this regard, in early 1999, we received a written notice from Rockwell Corporation in which Rockwell claimed to have patent rights in certain technology related to metal organic chemical vapor deposition processes. Rockwell requested that we review our processes in light of one of Rockwell's issued patents. In the spring of 2000, we began to review Rockwell's claim in detail and thereafter determined that the patent upon which Rockwell based its claim expired in January 2000. This limits the scope of Rockwell's claim to damages, if any, for matters arising prior to expiration of the patent and MRV agreed to indemnify us from such claims. We are presently seeking to determine the validity of Rockwell's patent, whether the processes we have employed violated the patent, if valid, and the extent of our usage of, and related revenues derived from, the process covered.

In October 1999, we received a written notice from Ortel Corporation, which has since been acquired by Lucent Technologies, Inc., in which Ortel claimed to have patent rights in certain technology related to our triplexer and duplexer products. Ortel requested that we review our products in connection with one of Ortel's issued patents. In August 2000, Lucent provided us the first detailed information concerning the basis of Ortel's patent claim and is continuing to provide follow-up information on the claim. We are also evaluating the validity of Ortel's patent and claim. We are presently seeking to determine whether we may have violated the patent and the extent of our usage of, and related revenues derived from, technology covered by Ortel's patents.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders to be voted on during the fourth quarter of 2000.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

Our common stock has traded on the Nasdaq National Market since in our initial public offering of 12,000,000 shares of common stock on November 9, 2000. Our common stock trades under the symbol "LMNE." The following table sets forth, for the period indicated, the high and low sales prices of our common stock as reported on The Nasdaq Stock Market:

YEAR ENDED DECEMBER 31, 2000:                          HIGH           LOW
- -----------------------------                          ----           ---
Fourth Quarter(1)                                     $13.125        $3.875

- ---------------
(1)     For the period from November 9, 2000 to December 31, 2000.

As of December 31, 2000, there were 156,000,000 shares of common stock outstanding and we had 21 stockholders of record, as indicated on the records of our transfer agent, who held, management believes, for over 400 beneficial holders.

RECENT SALES OF UNREGISTERED SECURITIES

In connection our incorporation and organization, in March 2000, we issued 1,000 shares of common stock to MRV for an aggregate of $1,000. In July 2000, we effected a 144,000-for-one stock split of our outstanding common stock. We believe that the initial issuance was exempt under Section 4(2) of the Securities Act as a transaction not involving any public offering. We believe that the stock split was either not a "sale" of securities pursuant to the Securities or exempt under Section 3(a)(9) of the Securities Act.

No underwriters were involved in connection with the sale of securities referred to in the paragraph above. MRV represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued. MRV had adequate access, through its relationships with registrant, to information about registrant.

USE OF PROCEEDS

Our registration statement on Form S-1 filed under the Securities Act of 1933, Commission File No. 333-42238, was declared effective by the Commission on November 9, 2000. A total of 13,800,000 shares of our common stock were registered pursuant to this registration statement, including 1,800,000 that were subject to the underwriters' over allotment option which was not exercised. The managing underwriters for the offering were Credit Suisse First Boston Corporation, CIBC World Markets Corp., Robertson Stephens, Inc., U. S. Bancorp Piper Jaffray, Inc. and First Security Van Kasper, Inc.

The offering was completed on November 9, 2000. We sold 12,000,000 registered shares at an initial public offering price of $12.00 per share. The aggregate underwriting discounts paid in connection with the offering was $10.1 million. We estimate that other expenses of the offering total $1.6 million.

The net proceeds from the offering, after deducting the underwriting discount and the estimated offering expenses to be paid by us, were approximately $132.3 million. The net proceeds will be used for general corporate purposes, including capital expenditures and working capital. Pending these uses, the net proceeds have been invested in interest bearing, investment grade securities.

None of the net proceeds of the offering have been paid, directly or indirectly, to any of our directors or officers or any of their associates, to any persons owning 10% or more of our common stock, or to any of our affiliates.

DIVIDENDS

We have not declared or paid dividends on the common stock since our inception. We currently intend to retain all of our earnings, if any, for use in the operation and expansion of our business and we do not intend to pay any cash dividends to our stockholders in the foreseeable future.

ITEM 6. SELECTED FINANCIAL DATA

The following selected statement of operations data for the three years ended December 31, 2000 and the balance sheet data as of December 31, 1999 and 2000 are derived from our consolidated financial statements and notes thereto included later in this Report, which have been audited by Arthur Andersen LLP, independent public accountants, as set forth in their report included with such financial statements appearing in this Report. The selected statement of operations data for the year ended December 31, 1997 and the balance data at December 31, 1998 were derived from our audited financial statements which are not included in this Report. The selected statement of operations data for the year ended December 31, 1996 and the balance sheet data as of December 31, 1996 and 1997 were derived from our unaudited financial statements, which are not included in this Report. Historical results are not necessarily indicative of results that may be expected for any future period. The following data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements of Luminent, Inc., including the related footnotes.

                                               YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------------
                                   1996       1997       1998       1999       2000
                                 --------   --------   --------   --------   ---------
                                         (in thousands, except per share data)
CONSOLIDATED STATEMENT
  OF OPERATIONS DATA:

Net sales                        $ 24,034   $ 35,081   $ 38,596   $ 65,264   $ 124,193

Cost of sales(1)                   13,970     21,659     24,289     43,078      84,384
                                 --------   --------   --------   --------   ---------
     Gross profit                  10,064     13,422     14,307     22,186      39,809
Operating costs
  and expenses:
  Selling, general and
    administrative(1)               1,160      2,102      2,642      5,675      38,768

  Research and
   development(1)                   2,179      3,520      4,974      8,693      18,204

  Parent company
   allocations                        787        797        808        885         588

  Amortization of goodwill             --         --         --         --      47,421
                                 --------   --------   --------   --------   ---------
                                    4,126      6,419      8,424     15,253     104,981
                                 --------   --------   --------   --------   ---------
     Operating income (loss)        5,938      7,003      5,883      6,933     (65,172)

Other income, net                      --         --         --          6       2,246
                                 --------   --------   --------   --------   ---------
     Income (loss) before pro-
      vision for income taxes       5,938      7,003      5,883      6,939     (62,926)
Provision for income taxes          2,297      2,789      2,343      2,764       2,766
Minority interest                      --         --         --         --        (707)
                                 --------   --------   --------   --------   ---------
     Net income (loss)           $  3,641   $  4,214   $  3,540   $  4,175   $ (64,985)
                                 ========   ========   ========   ========   =========

Earnings (loss) per share(2):
Basic and diluted earnings
    (loss) per share             $   0.03   $   0.03   $   0.02   $   0.03   $   (0.45)
Basic and diluted weighted
    average shares                144,000    144,000    144,000    144,000     145,677
                                 ========   ========   ========   ========   =========

                                                    DECEMBER 31,
                                 ----------------------------------------------------
                                   1996       1997       1998       1999       2000
                                 --------   --------   --------   --------   ---------
                                                    (in thousands)
CONSOLIDATED BALANCE
  SHEET DATA:
Cash and cash
   equivalents                   $    --    $     --   $    --    $    220   $ 131,778
Working capital                     5,387      4,694      7,453     12,561     161,671

Total assets                       11,779     13,305     14,742     23,127     605,380
Long-term debt,
  less current portion                 --         --         --         --       9,550

- ----------------
(1) For the year ended December 31, 2000, includes amounts related to deferred stock compensation of: $2.8 million in "costs of sales"; $21.7 million in "selling, general and administrative" expenses; and $4.3 million in "research and development" expenses.

(2) See note 2 of notes to consolidated financial statements for an explanation of how the number of shares used in calculating this per share data was determined.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Report contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in Item 1 - "Risk Factors" and elsewhere in this Report. The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Report.

OVERVIEW

We design, manufacture and sell a comprehensive line of fiber optic components that enable communications equipment manufacturers to provide optical networking equipment for the rapidly growing metropolitan and access segments of the communications network. Directly and through its subsidiaries, MRV designs, manufactures and sells data networking products, including networking and Internet infrastructure products such as switching and router management systems, and through Luminent, MRV was engaged in the fiber optics components business. Our fiber optic components business was the original business of MRV when MRV began operations in July 1988. From inception in 1988 until our separation on September 8, 2000, when MRV completed the contribution and transfer to us of our business, we operated as a division of MRV and conducted business using MRV's trade name. In March 2000, we were incorporated in Delaware as a wholly owned subsidiary of MRV. In April 2000, we began operating under the Luminent trade name. As of December 31, 2000, MRV owned approximately 92% of the outstanding shares of our common stock. MRV has announced its intention to divest its remaining equity interest in us on the later of three months after the receipt of a favorable private letter ruling from the IRS or May 8, 2001, by distributing all of its shares of our common stock to the holders of MRV's common stock, although it is not obligated to do so.

On April 24, 2000, MRV acquired approximately 97% of the outstanding capital stock of Fiber Optic Communications, a Taiwanese manufacturer of passive fiber optic components with facilities in both Taiwan and the People's Republic of China. The purchase price paid was approximately $310.4 million in cash, common stock and options to purchase common stock of MRV, including amounts recorded as deferred stock compensation. On July 12, 2000, MRV acquired all of the outstanding capital stock of Quantum, a Taiwanese manufacturer of active and passive fiber optic components. The purchase price paid was approximately $36.2 million in common stock and options to purchase common stock of MRV, including amounts recorded as deferred stock compensation. On July 21, 2000, MRV acquired approximately 99% of the outstanding capital stock of Optronics, a Taiwanese manufacturer of active fiber optic components. The purchase price paid was approximately $124.3 million in common stock and options to purchase common stock of MRV, including amounts recorded as deferred stock compensation. The acquisitions were made to expand our product offerings, enhance our technology expertise and expand our manufacturing capabilities.

These acquisitions were accounted for using the purchase method and the outstanding capital stock purchased by MRV in each of the acquisitions has been contributed to us as of the dates of acquisition. Therefore, the results of operations of Fiber Optic Communications, Optronics and Quantum have been included in our consolidated financial statements from April 25, 2000, July 13, 2000 and July 22, 2000, respectively.

In connection with the acquisitions of Fiber Optic Communications, Optronics and Quantum, a portion of the purchase prices paid represented deferred stock compensation relating to options to purchase the common stock of MRV. These options had fair values of approximately $14.1 million, $13.4 million and $2.7 million for Fiber Optic Communications, Optronics and Quantum, respectively. Deferred stock compensation amortization expense for the year ended December 31, 2000 relating to these stock options was approximately $12.5 million. In connection with these acquisitions, we expect to incur approximately $30.2 million of total deferred stock compensation until fully amortized in 2004. Deferred stock compensation is amortized using the graded method over a four-year period.

Goodwill resulting from the Fiber Optic Communications, Optronics and Quantum acquisitions totaled $261.6 million, $99.5 million and $27.9 million, respectively. For the year ended December 31, 2000, we recorded amortization of goodwill of $35.9 million relating to the acquisition of Fiber Optic Communications, $8.9 million relating to the acquisition of Optronics and $2.6 million relating to the acquisition of Quantum. We expect to record amortization of goodwill for Fiber Optic Communications, Optronics and Quantum of approximately $19.5 million per quarter until they are fully amortized in 2005. Fiber Optic Communications was the largest and most significant of the acquisitions. Fiber Optic Communications produces margins similar to us, however, it has not experienced the growth in net sales or operating income that we have experienced during the last three fiscal years. We are not aware of any unusual trends specific to the businesses of our acquired companies.

In July 2000, MRV and we entered into four year employment agreements with our President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer. The agreements provide for annual salaries, performance bonuses and combinations of stock options to purchase shares of MRV's common stock and Luminent's common stock. The options to purchase MRV's common stock are immediately exercisable. The options to purchase Luminent's common stock vest over four years. These options were granted to our President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer at exercise prices below market value, resulting in deferred stock compensation. Deferred stock compensation reported for the year ended December 31, 2000 was $16.3 million and we will incur additional deferred stock compensation of approximately $37.9 million through 2004.

Although we reported net income of $3.5 million and $4.2 million for the years ended December 31, 1998 and 1999, respectively, we reported a net loss of $65.0 million for the year ended December 31, 2000. The net loss was primarily due to amortization of goodwill and deferred stock compensation related to the acquisitions of Fiber Optic Communications, Optronics and Quantum and our employment arrangements with our President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer. In addition, we will record amortization of goodwill and deferred stock compensation relating to our acquisitions of Fiber Optic Communications, Optronics and Quantum and our employment arrangements with our President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer going forward. As a consequence of these amortization of goodwill charges and deferred stock compensation charges, we do not expect to report net income in the foreseeable future.

We have entered into various agreements related to interim and ongoing relationships with MRV. These agreements provide for transitional services and support in the areas of data processing and telecommunications services (such as voice telecommunications and data transmission and information technology support services) for functions including accounting, financial management, tax, payroll, stockholder and public relations, legal, procurement and other administrative functions. Services are generally cost plus 5%, but may increase to cost plus 10% if the services extend beyond a one year period. The transition period varies depending on the agreement but is generally one year. Although the fees provided for in the agreements are intended to represent the fair market value of these services, we cannot assure you that these fees necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing these services internally. However, we believe that purchasing these services from MRV provides an efficient means of obtaining these services during the transition period. We must also negotiate new or revised agreements with various third parties as a separate, stand-alone entity. We cannot assure you that the terms we will be able to negotiate will be as favorable as those that we enjoyed as part of MRV. In addition, as part of MRV, we benefited from various economies of scale including shared global administrative functions, facilities and volume purchase discounts. We expect our costs will increase as a result of the loss or renegotiation of these arrangements, although the amount of the cost increase is not determinable at this time.

BASIS OF PRESENTATION

Our consolidated financial statements have been carved out from the consolidated financial statements of MRV using the historical results of operations and historical bases of the assets and liabilities of the MRV businesses that our company comprises. The consolidated financial statements also include allocations to us of certain MRV corporate assets, liabilities and expenses, including centralized legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other MRV corporate and infrastructure costs. The expense allocations have been determined on bases that MRV and we considered to be a reasonable reflection of the utilization of the services provided to us or the benefit received by us. The expense allocation methods included relative sales, headcount, square footage, transaction processing costs and adjusted operating expenses. No intercompany interest income or expense has been allocated to, or included in, our consolidated financial statements.

The financial information presented in this Report is not indicative of our financial position, results of operations or cash flows in the future nor is it necessarily indicative of what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity for the periods presented. The consolidated financial statements described below give effect to our 144,000-for-one stock split to our stockholder of record on July 25, 2000. The financial information presented in this Report does not reflect the many significant changes that will occur in our funding and operations as a result of our becoming a stand-alone entity and the distribution.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated historical financial data for the years indicated, expressed as a percentage of net sales.

                                           Year ended December 31,
                                           -----------------------
                                           1998     1999      2000
                                           ----     ----      ----
        Net sales                          100%     100%      100%

        Cost of sales                       63       66        68
             Gross profit                   37       34        32

        Operating costs
          and expenses:
          Selling, general and
            administrative                   7        9        31
          Research and
           development                      13       13        15
          Parent company
           allocations                       2        1        --
          Amortization of goodwill          --       --        38
             Total operating costs          22       23        85
             Operating income (loss)        15       11       (52)
        Other income (loss), net            --       --         2
             Income (loss) before pro-
              vision for income taxes       15       11       (51)
        Provision for income taxes           6        4         2
        Minority interest                   --       --        (1)
             Net income (loss)               9%       6%      (52)%

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

Net Sales. We generally recognize revenue upon shipment of our products. Net sales for the year ended December 31, 2000 increased 90%, to $124.2 million from $65.3 million for the year ended December 31, 1999. Our growth is a result of the growth of the Internet and e-commerce and the corresponding increased bandwidth requirements. Approximately $23.5 million of this increase was due to the contribution of Fiber Optic Communications' net sales for the period from April 25, 2000 through December 31, 2000. Approximately $7.5 million of this increase was due to the contribution of Optronics' net sales for the period from July 13, 2000 through December 31, 2000 and approximately $2.5 million of this increase was due to the contribution of Quantum's net sales for the period from July 22, 2000 through December 31, 2000. We also experienced growth and increased acceptance in our transceiver business for the data networking market. Finally, we experienced a significant improvement in customer diversification during year ended December 31, 2000.

                                                       FOR THE YEAR
                                                    ENDED DECEMBER 31,
                                                --------------------------
                                                1998       1999       2000
                                                ----       ----       ----
Marconi Communications ...............           18%        40%        18%
Cisco Systems ........................            5%         6%        11%
Other ................................           77%        54%        71%
                                                ---        ---        ---
Net sales ............................          100%       100%       100%
                                                ===        ===        ===

We rely on one-time purchase orders rather than long-term contracts with both Cisco and Marconi, and, as a result, we cannot predict the size, timing or terms of their incoming orders. We have experienced variations in the purchase patterns of Marconi and Cisco in the past, and we may experience continued variation in the future. Material reasons for historic variations in the purchase patterns of these customers, particularly Marconi, have included weather patterns that have delayed field installations of systems that incorporate our products and delays by our customers in qualifying our products that employ new components or features to assure compatibility with the components of other suppliers that are integrated with our products into our customers' systems. The timing of this qualification process is totally within the control of these customers. Thus, even when our products prove compatible with the components of other suppliers, as has typically been the case in the past, delays by our customers in completing the qualification process has resulted in corresponding delays in our receipt of orders for them.

Gross Profit. Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Gross profit for the year ended December 31, 2000, increased 79%, to $39.8 million from $22.2 million for the year ended December 31, 1999. Gross profit for the year ended December 31, 2000, before deferred compensation amortization expense of $2.8 million, would have increased 92%, to $42.6 million. Our gross margins (defined as gross profit as a percentage of net sales) are generally affected by price changes over the life of the products and improved production efficiencies as a result of increased utilization. The former effect will generally decrease gross margins over the products' respective life cycles, whereas as the latter effect typically increases gross margins. Prices for existing products are generally expected to continue to decrease over their respective life cycles.

Our gross margin decreased to 32% for the year ended December 31, 2000, from 34% for the year ended December 31, 1999. Gross margin would have been 34% for the year ended December 31, 2000, before deferred compensation amortization expense of $2.8 million. While our customer diversification improved as a percentage of net sales, absolute dollars shipped to lower margin customers increased for the year ended December 31, 2000. Our lower margin customers typically operate in highly competitive markets where the price of our products is a key factor. Although we sacrifice margins to these customers, our volumes are greater than the volumes achieved with higher margin customers. As we seek to continue to diversify our customer base, we plan to target markets with improved margins and less competitive end-markets. Gross margins for Fiber Optic Communications, which primarily supplies passive components, were 23% and 32%, for the years ended December 31, 2000 and 1999, respectively. Gross margins for our active components were 32% and 34%, for the years ended December 31, 2000 and 1999, respectively. In the short term, we expect margins to remain constant or decline slightly due to the integration of the acquired companies with historically lower margins. In the mid- to long term, we expect margins to improve due to increased operating efficiencies associated with capacity utilization in Taiwan and People's Republic of China, diversification of sales to higher margin customers, and a favorable shift towards a higher margin customer base.

Operating Costs and Expenses. Operating costs and expenses consist of selling, general and administrative, research and development costs, costs associated with acquisitions, and other operating related charges. Operating costs and expenses, increased to 85% of net sales, or $105.0 million, for the year ended December 31, 2000, from 23% of net sales, or $15.3 million, for the year ended December 31, 1999. Operating costs and expenses, before deferred stock compensation and amortization expense of $73.5 million, would have increased to 25% of net sales, or $31.5 million, for the year ended December 31, 2000. Operating costs and expenses, as a percentage of net sales, are higher for the year ended December 31, 2000 than previous levels due to the amortization of goodwill and deferred stock compensation, the inclusion of Fiber Optic Communications, Optronics and Quantum, greater focus on selling and marketing efforts and an increase in spending on research and development. Fiber Optic Communications accounted for $47.2 million of operating costs and expenses for the year ended December 31, 2000. Approximately $14.2 million of the increase is due to the inclusion of Optronics and approximately $4.0 million of the increase is due to the inclusion of Quantum.

Selling, general and administrative expenses for the year ended December 31, 2000, increased to 31% of net sales, or $38.8 million, from 9% of net sales, or $5.7 million, for the year ended December 31, 1999. Selling, general and administrative expenses for the year ended December 31, 2000, before deferred stock compensation expense of $21.7 million, would have increased to 14% of net sales, or $17.0 million. Approximately $6.5 million of the increase is due to the inclusion of Fiber Optic Communications. Approximately $3.1 million of the increase is due to the inclusion of Optronics and approximately $928,000 of the increase is due to the inclusion of Quantum. The balance of the increase in expenditures was due primarily to the overall growth of our business. In response to the growth of our markets, we expanded our selling efforts and established new sales offices in Asia.

Research and development expenses, increased to 15% of net sales, or $18.2 million, during the year ended December 31, 2000, from 13% of net sales, or $8.7 million, for the year ended December 31, 1999. Research and development expenses, prior to deferred stock compensation of $4.3 million, would have decreased to 11% of net sales, or $13.9 million, during the year ended December 31, 2000. Research and development expenses, as a percentage of net sales, increased primarily due to the addition of Fiber Optics Communications, Optronics and Quantum in the current period. During the year ended December 31, 2000 we began development of our next generation products for applications such as fiber-to-the-home and fiber-to-the-curb. Fiber-to-the-home and fiber-to-the-curb are industry terms referring to the deployment of fiber optic cable for residential access to communications networks. Research and development expenditures also included additional development of our duplexers, triplexers and high-speed transceivers. We continue to invest heavily in areas targeted at broadening our customer base, product lines and end-product applications. We expect absolute dollars spent on research and development to continue to increase as we invest in key technical personnel, expand our current product lines and develop new product offerings.

During the year ended December 31, 2000, we incurred amortization of goodwill and deferred stock compensation of $47.4 million and $12.5 million, respectively, relating to the acquisitions of Fiber Optic Communications, Optronics and Quantum. We expect to incur additional amortization of goodwill from these acquisitions of approximately $19.5 million each quarter through 2005. Deferred stock compensation charges from these acquisitions will generate approximately an additional $17.6 million in total expense through 2004. Deferred stock compensation is amortized over the related expected employee service period, in this case four years.

Provision for Income Taxes. The provision for income taxes was $2.8 million in the years ended December 31, 2000 and 1999. The effective tax rate for the year ended December 31, 2000 was (4%), causing a tax provision computed off a net loss postion. The rate was negatively impacted by the amortization of goodwill and certain deferred stock compensation which are not tax deductible. The effective tax rate for 1999 was 40%. Our effective tax rates in future years may fluctuate due to amortization of goodwill and deferred stock compensation partially offset by favorable tax programs available in certain foreign tax jurisdictions where we currently have operating facilities.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

Net Sales. Net sales for 1999 increased 69%, to $65.3 million from $38.6 million in 1998. The growth in net sales in 1999 was primarily driven by increased shipments of our duplexer and triplexer components to Marconi Communications. In 1999, we also experienced greater acceptance and demand for our transceivers, which are designed for the data communications equipment market.

Gross Profit. Gross profit for 1999 increased 55%, to $22.2 million from $14.3 million in 1998. The gross margins for 1999 and 1998 were 34% and 37%, respectively. The decline in gross margin was attributed to higher sales volume of lower margin products to Marconi Communications.

Operating Costs and Expenses. Operating costs and expenses for 1999 increased 81% to $15.3 million from $8.4 million in 1998.

Selling, general and administrative expenses grew 115% in 1999 over 1998. These increases reflect the investment we made in hiring additional sales and administrative personnel to support a larger sales volume. Selling, general and administrative expenses increased rapidly in 1999 in order to facilitate the current and future expansion in our business.

In 1999 and 1998, we spent approximately $8.7 million, and $5.0 million, respectively, on research and development. The increase reflects an increase in the number of personnel and an increase in engineering expense related to design, development and testing of our transceiver, duplexer and triplexer product lines.

Provision for Income Taxes. The provision for income taxes was $2.8 million in 1999 and $2.3 million in 1998. The effective tax rate for 1999 and 1998 remained constant at 40%.

QUARTERLY RESULTS OF OPERATIONS

The following tables set forth our unaudited consolidated statement of operations data for each of the eight quarters in the two years ended December 31, 2000, as well as that data expressed as a percentage of our net sales for the quarters presented. You should read this information in conjunction with our consolidated financial statements and related notes appearing elsewhere in this Report. We have prepared this unaudited consolidated information on a basis consistent with our audited consolidated financial statements, and in the opinion of our management, it reflects all normal recurring adjustments that we consider necessary for a fair presentation of our financial position and operating results for the quarters presented. You should not draw any conclusions about our future results from the operating results for any quarter.

                                 MARCH 31,  JUNE 30    SEPT. 30,  DEC. 31      MARCH 31,  JUNE 30      SEPT. 30,    DEC. 31
                                   1999       1999       1999       1999         2000       2000         2000         2000
                                 ---------  --------   ---------  ---------    ---------  ---------    ---------    ---------
                                                             (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                                          (UNAUDITED)
Net sales                        $ 12,342   $ 16,127   $ 18,215   $  18,580    $ 14,899   $  28,107    $  35,958    $  45,229

Cost of sales(1)                    7,911     10,595     12,040      12,532       9,654      18,147       25,866       30,717
                                 --------   --------   --------   ---------    --------   ---------    ---------    ---------
     Gross profit                   4,431      5,532      6,175       6,048       5,245       9,960       10,092       14,512
                                 --------   --------   --------   ---------    --------   ---------    ---------    ---------
Operating costs
  and expenses:
  Selling, general and
    administrative(1)               1,111      1,262      1,440       1,862       1,985       5,711       12,826       18,246

  Research and
   development(1)                   1,889      2,121      2,363       2,320       2,449       4,175        6,128        5,452

  Parent company
   allocations                        221        221        221         222         193         195          200           --

  Amortization of goodwill             --         --         --          --          --       9,580       18,353       19,488
                                 --------   --------   --------   ---------    --------   ---------    ---------    ---------
Total operating costs               3,221      3,604      4,024       4,404       4,627      19,661       37,507       43,186
                                 --------   --------   --------   ---------    --------   ---------    ---------    ---------
     Operating income (loss)        1,210      1,928      2,151       1,644         618      (9,701)     (27,415)     (28,674)
Other income (expense), net             3          7          5          (9)         --         192          334        1,720
                                 --------   --------   --------   ---------    --------   ---------    ---------    ---------
     Income (loss) before pro-
      vision for income taxes       1,213      1,935      2,156       1,635         618      (9,509)     (27,081)     (26,954)
                                 --------   --------   --------   ---------    --------   ---------    ---------    ---------
Provision for income taxes            483        771        859         651         246       1,223        1,240           57
Minority interest                      --         --         --          --         190         128           73       (1,098)
                                 --------   --------   --------   ---------    --------   ---------    ---------    ---------
     Net income (loss)           $    730   $  1,164   $  1,297   $     984    $    182   $ (10,860)   $ (28,394)   $ (25,913)
                                 ========   ========   ========   =========    ========   =========    =========    =========

Basic and diluted earnings
    (loss) per share             $   0.01   $   0.01   $   0.01   $    0.01    $   0.00   $   (0.08)   $   (0.20)   $   (0.17)

Basic and diluted weighted
    average shares                144,000    144,000    144,000     144,000     144,000     144,000      144,000      150,652

- ------------------------

(1) The quarters ended June 30, September 30, December 31, 2000, include amounts related to deferred stock compensation of: $744,000, $1.2 million and $849,000, respectively, in "costs of sales"; $1.1 million, $9.0 million and $11.7 million, respectively, in "selling, general and administrative" expenses; and $1.2 million, $1.7 million and $1.3 million, respectively, in "research and development" expenses.

                                   MARCH 31,  JUNE 30   SEPT. 30,   DEC. 31    MARCH 31,  JUNE 30    SEPT. 30,    DEC. 31
                                     1999       1999       1999       1999       2000       2000       2000         2000
                                   ---------  -------   ---------   -------    ---------  -------    ---------    -------
AS A PERCENTAGE OF NET SALES                                             (UNAUDITED)

Net sales                            100%       100%       100%       100%       100%        100%       100%         100%

Cost of sales                         64         66         66         67         65          65         72           68
     Gross profit                     36         34         34         33         35          35         28           32
Operating costs
  and expenses:

  Selling, general and
    administrative                     9          8          8         10         13          20         36           40

  Research and
   development                        15         13         13         12         16          15         17           12

  Parent company
   allocations                         2          1          1          1          1           1          1           --
  Amortization of goodwill            --         --         --         --         --          34         51           43
Total operating costs                 26         22         22         24         31          70        104           95
     Operating income (loss)          10         12         12          9          4         (35)       (76)         (63)
Other income (expense), net           --         --         --         --         --           1          1            4
     Income (loss) before pro-
      vision for income taxes         10         12         12          9          4         (34)       (75)         (60)
Provision for income taxes             4          5          5          4          2           4          3            0
Minority interest                     --         --         --         --          1          --         --           (2)
     Net income (loss)                 6%         7%         7%         5%         1%        (39)%      (79)%        (57)%

Our net sales increased quarter over quarter in seven of the eight quarters in the two years ended December 31, 2000. We experienced delays in shipments of product to Marconi Communications in the quarter ended March 31, 2000 due to temporary delays in orders, which have since been received. The increase in net sales in the quarter ended June 30, 2000 reflects the impact of our acquisition of Fiber Optic Communications, increased shipments to Marconi Communications and Cisco Systems and more favorable market conditions in the overall fiber optic component industry. These same reasons, along with the impact of our acquisitions of Optronics and Quantum, accounted for the increase in net sales in the quarters ended September 30, 2000 and December 31, 2000.

Gross profit as a percentage of net sales, ranged from 28% to 36% during the eight quarters ended December 31, 2000. The downward trend of our gross margin reflects the increase in business with higher volume customers, such as Marconi Communications. The increase in gross margin in the quarter ended March 31, 2000 reflects the delay of shipments to Marconi Communications, which generally produces high volumes but lower margins. In the short term, we expect margins to remain constant or decline slightly due to the integration of the acquired companies with historically lower margins. In the mid to long term, we expect margins to improve due to increased operating efficiencies associated with capacity utilization in Taiwan and People's Republic of China, diversification of sales to higher margin customers, and a favorable shift towards a higher margin customer base.

Operating expenses increased each of the last eight quarters primarily due to increased staffing levels and other expenditures in research and development and sales and marketing. During the quarters ended June 30, September 30 and December 31, 2000, we incurred amortization of goodwill and deferred stock compensation relating to the acquisition of Fiber Optic Communications in April 2000. During the quarters ended September 30 and December 31, 2000, we also incurred amortization of goodwill and deferred stock compensation charges relating to the acquisition of Optronics and Quantum in July 2000 and deferred stock compensation related to our employment arrangements with our President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer. We expect costs in these areas to continue to increase. Prior to the amortization of goodwill and deferred stock compensation, operating costs and expenses increased in the later quarters due to increasing selling efforts and establishment of sales offices throughout Asia. Furthermore, we focused more attention to marketing of our current products. We expect to increase expenditures on selling, marketing and establishing our brand name.

LIQUIDITY AND CAPITAL RESOURCES

We received $132.3 million in net proceeds from the sale of 12,000,000 shares of our common stock in our initial public offering completed in November 2000. Historically, MRV has managed cash on a centralized basis. Prior to September 8, 2000 (the separation date), cash receipts associated with our business were transferred to MRV on a daily basis, and MRV provided funds to cover our disbursements. Accordingly, we have reported no cash or cash equivalents at December 31, 1998. Cash and cash equivalents at December 31, 1999 represented positive cash flows generated from our subsidiary. Since the separation date, we have generated positive cash flow from operations. At December 31, 2000, we had cash and cash equivalents on hand of $131.8 million. During the year ended December 31, 2000, MRV provided advances to us to cover payroll and other operating expenses. Through December 31, 2000 these advances (which do not bear interest) amounted to $ 6.5 million and were due on demand. As of December 31, 2000, using cash generated from operations, we repaid MRV for all amounts advanced.

On December 31, 2000, we had working capital of $161.7 million, compared with $12.6 million at December 31, 1999. The ratio of current assets to current liabilities at December 31, 2000 was 4.4 to 1, compared to 2.4 to 1 at December 31, 1999. This was primarily due to proceeds received from our initial public offering and the inclusion of the operations of Fiber Optic Communications, Optronics and Quantum at December 31, 2000.

Cash provided by operating activities was $13.4 million for the year ended December 31, 2000, compared to $748,000 for the year ended December 31, 1999. Cash flows from operating activities was affected by our net loss of $65.0 million offset by non-cash charges for the amortization of goodwill of $47.4 million and deferred stock compensation of $28.8 million. Cash provided by operating activities was $748,000 in 1999 and $1.8 million in 1998. We experienced a decrease in operating cash flows from 1999 over 1998 despite an increase in net income year-over-year, due primarily to net accounts receivable of $10.5 million in 1999 compared to $6.4 million in 1998. The increase in accounts receivable was due primarily to increased sales. This increase in accounts receivable was partially offset by an increase in accounts payable. Inventory levels increased in anticipation of increased sales. Capital expenditures for property and equipment represent all of our cash used in investing activities in 1999 and 1998, and a significant portion of cash used in investing activities in 2000. Cash used by investing activities also included purchases of other assets and short-term investments offset by proceeds from the sale of short-term investments and property and equipment. The capital expenditures reflect our investment in expanding production and research and development capacity. Capital expenditures for property and equipment were $14.8 million for the year ended December 31, 2000. These expenditures are consistent with our future growth strategy. Furthermore, in connection with our acquisition of Fiber Optic Communications, Optronics and Quantum we received net cash of $5.5 million.

We believe that cash on hand, along with our cash flows from operations, will be sufficient to satisfy our working capital, capital expenditure and research and development requirements for at least the next 12 months. However, we may require or choose to obtain additional debt or equity financing in order to finance acquisitions or other investments in our business. We will continue to devote resources for purchases of capital equipment as we continue to build our manufacturing capabilities and enable continued expansion of our research and development programs. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products and market acceptance of our products.

FOREIGN CURRENCY

We operate on an international basis. A majority of our revenues and cost of sales are incurred in U.S. dollars. For the year ended December 31, 2000, approximately 31% and 29% of our revenues and cost of sales, respectively, were incurred in currencies other than the U.S. dollar. For the year ended December 31, 2000, approximately 63% of our operating expenses were incurred in currencies other than the U.S. dollar, including the non-cash charges for deferred compensation expense and goodwill amortization incurred with the foreign subsidiary acquisitions. For the year ended December 31, 2000, the New Taiwan dollar is the most significant of such currencies.

The New Taiwan dollar has been relatively stable in relation to the U.S. dollar in recent years, and accordingly, we have not experienced any significant fluctuations in operating results due to exchange rate fluctuations in the New Taiwan dollar in relation to the U.S. dollar.

Fluctuations in the value of the currencies in which we conduct our business relative to the U.S. dollar will cause U.S. dollar translation of such currencies to vary from one period to another. We cannot predict the effect of exchange rate fluctuations upon future operating results. However, because we have expenses as well as revenues in each of the principal functional currencies, the exposure to our financial results to currency fluctuations is reduced. We have not historically attempted to reduce our currency risks through hedging instruments, however, we may do so in the future.

INFLATION

We believe that our revenue and results of operations have not been significantly impacted by inflation during the last three years.

RECENT ACCOUNTING PRONOUNCEMENT

In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138 which provides additional guidance for the application of SFAS No. 133 for certain transactions. We adopted this statement on January 1, 2001 and we do not expect the adoption of this statement to have a material impact on our financial position or results of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 "Revenue Recognition in Financial Statements," as amended. SAB 101 summarizes certain of the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. We have applied the provisions of SAB 101 in the consolidated financial statements. The adoption of SAB 101 did not have a material impact on our financial condition or results of operations.

In March 2000, the FASB issued interpretation No. 44 (FIN 44), "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a significant impact on our financial position or results of operations.

MARKET RISK

We do not hold any derivative securities. The majority of our net proceeds from the initial public offering are currently maintained in money market funds which are subject to limited interest rate risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this Item 8 is incorporated by reference to Luminent, Inc.'s Consolidated Financial Statements and Independent Auditors' Report beginning on page F-1 of this Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND KEY EMPLOYEES OF THE REGISTRANT

EXECUTIVE OFFICERS, DIRECTORS AND KEY EMPLOYEES

The following table sets forth specific information regarding our executive officers, directors and key employees as of December 31, 2000.

NAME                                       AGE     POSITION(S)
- ----                                       ---     -----------
Noam Lotan...............................  49      Chairman of the Board

Dr. William R. Spivey....................  54      President, Chief Executive Officer and a
                                                   Director

Eric Blachno.............................  38      Vice President, Finance and Chief Financial
                                                   Officer

Dr. Mark Heimbuch........................  32      Vice President and Chief Technology Officer

Steve Lin................................  40      President, Fiber Optic Communications

Dr. C.J. Hwang...........................  63      President, Optronics

James S. Locke...........................  54      Vice President of Marketing and Sales

Glenn A. Weinman, Esq....................  45      Vice President, General Counsel and Secretary

Monika Arboles, Esq......................  33      Vice President of Human Resources and
                                                   Assistant General Counsel

Rebecca Sandidge.........................  41      Director of Finance-Controller

Dr. Shlomo Margalit......................  59      Director

Dan Avida................................  37      Director

Richard S. Hill..........................  48      Director

Amos Wilnai..............................  61      Director

Noam Lotan has served on our board of directors since our incorporation and became Chairman of the Board in July 2000. Mr. Lotan has served as the President, Chief Executive Officer and a Director of MRV since May 1990. From October 1993 to June 1995, Mr. Lotan also served as MRV's Chief Financial Officer. Mr. Lotan holds a B.S. in electrical engineering from the Technion, the Israel Institute of Technology and an MBA from INSEAD, the European Institute of Business Administration, Fontainebleau, France.

Dr. William R. Spivey has served us as our President and Chief Executive Officer and as a member of our board of directors since July 2000. From October 1997 to July 2000, Dr. Spivey served as Group President of the Network Products group of Lucent Technologies. From February 1994 to September 1997, he served as vice president, systems and components group, member of the Office of the President and Co-chair of the Executive Committee of AT&T Microelectronics. Dr. Spivey holds a B.S. in physics from Duquesne University, an M.S. in physics from Indiana University in Indiana, Pennsylvania and a Ph.D. in administration/management from Walden University. Dr. Spivey also serves as a director of Cascade Microtech, Inc., Lyondell Chemical Co., Novellus Systems, Inc. and Raytheon Company.

Eric Blachno has served us as our Vice President of Finance and Chief Financial Officer and Secretary since July 2000. From February 1999 to July 2000, he served as Managing Director of Research and a Financial Analyst for Pennsylvania Merchant Group, an investment banking firm, where he headed its Technology Group and served as Senior Communications Equipment Analyst. From September 1995 to July 1998, he served as Managing Director -- Equity Research for Bear Stearns & Co., Inc. Mr. Blachno holds a B.S. in computer science from University of

Florida, an M.S. in telecommunications from Pace University and an MBA from the Wharton School of the University of Pennsylvania.

Dr. Mark Heimbuch has served as our Chief Technical Officer since June 2000. From March 1997 to June 2000, he served as Director of Research and Development for the optical components division of MRV. From August 1990 to March 1997, Dr. Heimbuch attended graduate school, working for MRV part time as a scientist from May 1996 to March 1997, while finishing his education. Dr. Heimbuch holds a B.S. in engineering physics from Oregon State University and an M.A. and a Ph.D. degree in electrical engineering from the University of California, Santa Barbara.

Steve Lin has served as our President, Fiber Optic Communications since July 2000. Mr. Lin co-founded Fiber Optic Communications in June 1995 and since then has served Fiber Optic Communications in various senior executive capacities, including its Vice President of Technology, Executive Vice President of Operations and Chief Operating Officer. Since February 2000, Mr. Lin has served as President and Chief Executive Officer of Fiber Optic Communications. Mr. Lin holds a B.S. in physics from Central University and an M.S. in optoelectronic physics from Fu-Jen Catholic University.

Dr. C.J. Hwang has served as our President, Optronics since July 2000. Dr. Hwang founded Optronics and has served as the President of Optronics since November 1996. From December 1993 to June 1996, he served as the Chief Advisor, Telecommunication Laboratories for the Ministry of Transportation and Communications of Taiwan. Mr. Hwang holds a B.S. in electrical engineering from the National Taiwan University and an M.A. and a Ph.D. in electrical engineering from University of Washington.

James S. Locke has served as our Vice President of Marketing and Sales since September 2000. From June 1999 to September 2000, he served as Director of High Frequency and Optoelectronics Marketing for Mitsubishi Electronics U.S. From June 1998 to January 1999, he served as a senior consultant in sales and marketing with the Clarkston Potomac Group. From September 1996 to June 1998, Mr. Locke served as Director of Sales for Honeywell's MicroSwitch. From March 1995 to September 1996, he served as regional sales manager with Leeds & Northrup. Mr. Locke holds a BA in Economics from the Colgate University.

Glenn A. Weinman has served as our Vice President, General Counsel since November 9, 2000 and Secretary of the Corporation since December 4, 2000. From April, 2000 until joining us, he served as Chief Administrative Officer of Competitive Knowledge, Inc. Prior to joining Competitive Knowledge, Mr. Weinman served in various capacities for Guess?, Inc. From July 1998 to January, 2000 he served as Guess Inc.'s Vice President of Law and Human Resources/Secretary. From April 1996 to July 1997 he served as General Counsel and Secretary of Guess?, Inc. From June 1993 to February 1996 Mr. Weinman served as Senior Vice President and General Counsel of Western International Media Corporation. Prior to joining Western International Media, he practiced corporate securities and banking law as an attorney with several prominent national law firms. Mr. Weinman holds a J.D. from the University of Southern California Law Center and a B.A. in Political Science from the University of California at Los Angeles.

Monika M. Arboles has served as our Vice President of Human Resources and Assistant General Counsel since October 2000. Prior to joining the company, Ms. Arboles founded Employer Legal Solutions and Prevention Training Service, where she advised high technology companies with labor and employment law issues, and provided training and consultation to regarding discrimination, harassment, cultural diversity, and management skills training. From November 1998 to January 2000, she was a senior employment law associate with the law firm of Freshman, Marantz, Orlanski, Cooper & Klein, which thereafter merged with the law firm Kirkpatrick & Lockhart. From June 1994 to November 1998, Ms. Arboles was an employment and intellectual property litigator with Breidenbach Buckly, et al. in Los Angeles, California. She holds a B.A. from the University of California as Los Angeles and a J.D. from the University of Southern California.

Rebecca Sandidge has served as our Director of Finance-Controller since September 2000. From July 1999 to September 2000, she served as Controller of eNutrition, Inc., an on-line retailer of vitamins and supplements. From February 1997 to June 1999 she served as an experienced senior and then manager in audit and assurance at Deloitte and Touche LLP. From July 1989 to February 1997 she served in various accounting positions starting at Senior Accountant and moving up to Controller in 1994 for the franchise headquarters of Postal Instant Press, Inc., d.b.a. PIP Printing. Ms. Sandidge is a certified public accountant in the state of California. She holds an M.B.A. from California Lutheran University, and a B.B.A., with an emphasis in accounting, from the University of Texas at El Paso.

Dr. Shlomo Margalit has served a member of our board of directors since our incorporation. Dr. Margalit is a co-founder of MRV and has been its Chairman of the Board of Directors and Chief Technical Officer since MRV's inception in July 1988. Dr. Margalit holds B.S., M.A. and Ph.D. in electrical engineering from the Technion.

Dan Avida has served a member of our board of directors since July 2000. From July 1989 until January 2000, Mr. Avida served in various executive capacities for Electronics for Imaging, Inc. a company engaged in enabling networked printing solutions, his last as Chairman of the Board and Chief Executive Officer. Mr. Avida holds a B.S. in computer engineering from the Technion.

Richard S. Hill has served a member of our board of directors since July 2000. Since December 1993, Mr. Hill has been the Chief Executive Officer and Chairman of the Board of Directors of Novellus Systems, Inc., a capital equipment supplier to the semiconductor device market. In May 1996 he was appointed Chairman of the Board of Directors of Novellus. Since October 1997, Mr. Hill has been a member of the Board of Directors of Speedfam International, Inc. Mr. Hill holds a B.S. in engineering from the University of Illinois and an M.B.A. from Syracuse University.

Amos Wilnai has served as a member of our board of directors since July 2000. Since September 1992, Mr. Wilnai has been the Chairman of the Board for MMC Networks, Inc., a provider of network processor chipsets used to build networking and communications platforms. Mr. Wilnai holds a B.S. in electrical engineering from the Technion and an M.S. in electrical engineering from the Polytechnic Institute of Brooklyn.

BOARD OF DIRECTORS

Our Board of Directors currently consists of six members. Our board of directors is elected annually and hold office until the next annual meeting of stockholders and until their successors shall have been elected and shall have qualified.

Our Board of Directors appoints our executive officers on an annual basis to serve until their successors have been elected and qualified. There are no family relationships among any of our Board of Directors or officers.

Compliance with Section 16(a) of the Securities Exchange Act of 1934. Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who own more than 10% of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, executive officers and 10% or greater stockholders are required by the SEC regulations to furnish us with copies of all Section 16(a) forms they file.

We believe, based solely on a review of the copies of such reports furnished to us, that each report required of our executive officers, directors and 10% or greater stockholders was duly and timely filed during the year ended December 31, 2000, except for Form 3s of Monika M. Arboles and Glenn A. Weinman and a Form 4 by James S. Locke, which were filed late. The Form 3s filed by Monika M. Arboles and Glenn A. Weinman reported all beneficial ownership of our shares. The Form 4 filed by James S. Locke reported his beneficial ownership of our shares, including grants to him of stock options exempt from Section 16(b) of the Exchange Act pursuant to Rule 16b-3 under the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

Our directors do not currently receive any cash compensation from us for their services as members of the Board of Directors, although they are reimbursed for travel and lodging expenses in connection with attendance at Board and Committee meetings. On November 9, 2000 concurrently with the pricing of our initial public offering, we granted options to purchase 10,000 shares of common stock under our 2000 Stock Plan to each director who is not our employee or an employee of MRV, namely Dan Avida, Richard S. Hill and Amos Wilnai at an exercise price of $12 per share. These options are exercisable for 10 years from the date of grant and are exercisable beginning November 9, 2000, the date of grant.

We plan to establish a policy that outside directors will receive grants of options to purchase 10,000 shares of our common stock annually for their services as a director.

EXECUTIVE COMPENSATION

The following table sets forth compensation earned by our Chief Executive Officer and our other compensated executive officers whose annual salary and bonus exceeded $100,000 during the year ended December 31, 2000 ("Named Executive Officers").

                                         Annual Compensation                      Long-term Compensation
                                         -------------------                      ----------------------
                                                                    Other      Securities
                                                                    Annual     Underlying
          Name and                       Salary       Bonus      Compensation   Options/        All Other
     Principal Position         Year       ($)         ($)           ($)          SARs       Compensation($)
     ------------------         ----     -------      ------     ------------  ----------    ---------------
William R. Spivey, President
and Chief Executive Officer     2000     138,400      90,000(4)         0       4,800,000(1)     48,662(2)

Eric Blachno, Vice President
of Finance and Chief
Financial Officer               2000      69,120      45,000(5)                   800,000(1)

Mark Heimbuch,
Vice President and Chief
Technology Officer              2000      84,600      17,300        1,600(3)      120,000


(1) Excludes separate options granted by MRV to Dr. Spivey and Mr. Blachno to purchase 316,315 and 22,000 shares of MRV common stock, respectively.

(2) Consists of a reimbursement of legal fees that Dr. Spivey incurred during 2000 in connection with the negotiation of his employment agreement.

(3)     Consists of our matching contribution to the participant's 401K plan.

(4) Consists of the bonus accrued for Dr. Spivey during 2000, but paid to him in 2001.

(5) Consists of the bonus accrued for Mr. Blachno during 2000, but paid to him in 2001.

EMPLOYMENT AGREEMENTS

Luminent and MRV entered into a four-year employment agreement with Dr. Spivey in July 2000. Under the agreement, we agreed to pay to Dr. Spivey an annual salary of $300,000 with a bonus targeted at $75,000 for 2000 and at $150,000 for the following years as determined at the discretion of our board of directors. MRV granted Dr. Spivey an option to purchase 316,315 shares of MRV Common Stock exercisable at $32.56 per share for five years. Luminent granted to Dr. Spivey an option to purchase 4,800,000 shares of Luminent common stock at an exercise price of $6.25 per share. The term of these options is 10 years. Dr. Spivey's option to purchase MRV common stock is fully exercisable as of the date of grant, and his option to purchase Luminent common stock vests in annual installments of 25%, beginning on July 11, 2000, provided, however, that in the event his employment is terminated by Luminent other than for cause, he is entitled to receive from the date of termination over a one year period an amount equal to two times the sum of his annual salary plus bonus and all of his unvested options will automatically vest and become exercisable. One-half of any unvested options will automatically vest and become exercisable upon a change of control of Luminent, and all of his unvested options will vest and become exercisable if such change of control of Luminent also constitutes a sale of the company. The definition of change in control and sale of the company excludes the proposed distribution by MRV of its Luminent common stock to MRV's stockholders.

Dr. Spivey's options are exercisable for two years following termination of his employment. In the event Dr. Spivey voluntarily terminates his employment, he has agreed to return any MRV shares he obtained upon exercise of his MRV options less 2.78% of such shares for each full month of his employment against MRV's repayment of the exercise price. Further, if he no longer owns all of such MRV shares, he has agreed upon such voluntary termination to pay MRV the difference between (i) the profit obtained upon sale of such shares less 2.78% of such profit for each full month of his employment and (ii) any nonrefundable taxes he incurred, plus expenses of

$300,000 and his exercise price of the options. MRV and Luminent have also agreed to use their best efforts to register the shares underlying Dr. Spivey's options under the Securities Act of 1933 at the earliest practical date.

Luminent and MRV entered into a four-year employment agreement with Mr. Blachno in July 2000. Under the agreement, we agreed to pay to Mr. Blachno an annual salary of $150,000 with a bonus targeted at $37,500 for 2000 and at $75,000 for the following years as determined at the discretion of our board of directors. MRV granted Mr. Blachno an option to purchase 22,000 shares of MRV common stock exercisable at $33.44 per share for five years. Luminent granted to Mr. Blachno an option to purchase 800,000 shares of Luminent common stock at an exercise price of $6.25 per share. The term of these options is 10 years. Mr. Blachno's option to purchase MRV common stock is fully exercisable as of the date of grant and his option to purchase Luminent common stock vests in annual installments of 25%, beginning on July 12, 2000, provided, however, that in the event his employment is terminated by Luminent other than for cause, he is entitled to receive from the date of termination over a one year period an amount equal to two times the sum of his annual salary plus bonus and all of his unvested options will automatically vest and become exercisable. All of his unvested options will vest and become exercisable upon a sale of Luminent. The definition of sale of the company excludes the proposed distribution by MRV of its Luminent common stock to MRV's stockholders. Mr. Blachno's options are exercisable for two years following termination of his employment. In the event Mr. Blachno voluntarily terminates his employment, he has agreed to return any MRV shares he obtained upon exercise of his MRV options less 2.78% of such shares for each full month of his employment against MRV's repayment of the exercise price. Further, if he no longer owns all of such MRV shares, he has agreed upon such voluntary termination to pay MRV the difference between (i) the profit obtained upon sale of such shares less 2.78% of such profit for each full month of his employment and (ii) any nonrefundable taxes he incurred, plus expenses of $50,000 and his exercise price of the options. MRV and MRV and Luminent have also agreed to use their best efforts to register the shares underlying Mr. Blachno's options under the Securities Act of 1933 at the earliest practical date.

OPTION GRANTS IN LAST FISCAL YEAR

The following table provides certain information regarding stock option grants made to the Named Executive Officers in the year ended December 31, 2000.

                                       Percent of
                                         Total                                       Potential Realizable Value
                       Number of        Options                                 At Assumed Annual Rate of Stock Price
                       Securities      Granted to                                    Appreciation for Option Term
                       Underlying       Luminent   Exercise                    ----------------------------------------
                        Options         Employees   Price     Expiration
     Name               Granted          in 2000    ($/SH)      Date              0%(1)         5%(2)         10%(2)
     ----               -------          -------    ------      ----              -----         -----         ------
William R. Spivey      4,800,000(3)        47%       6.25     7/10/2010        $27,600,000   $63,824,331   $119,399,566
Eric Blachno             800,000(3)         8%       6.25     7/11/2010        $ 4,600,000   $10,637,388   $ 19,899,928
Mark Heimbuch            120,000            1%      12.00     11/9/2010        $         0   $   793,913   $  1,955,445

- -------------
(1) The dollar amounts under this column reflect the intrinsic value of the options on the date of grant based on the assumption that the market value of the underlying shares of Luminent common stock on the grant date was equal to the initial public offering price of $12 per share (determined on November 9, 2000).

(2) The dollar amounts under these columns are the result of calculations assuming the $12 price of Luminent's common stock on the date of the grant of the option (which price was determined based on the assumption made in footnote
(1)) increases at the hypothetical 5% and 10% rates set by the SEC for the term of the option. Neither the amounts reflected nor the rates applied are intended to forecast possible future appreciation, if any, of Luminent's stock price.

(3) Excludes separate options granted by MRV to Dr. Spivey and Mr. Blachno to purchase 316,315 and 22,000 shares of MRV common stock, respectively. These options are described under the Employment Agreements section above. The intrinsic value of these options at the date of grant was $10,000,000 in the case of Dr. Spivey and $800,000, in the case of Mr. Blachno. The potential realizable value of these options at assumed annual rate of stock price appreciation of 5% and 10% for the option term calculated like the amounts in the columns accompanying footnote (2) are $16,006,758 and $22,898,476, respectively, in the case of Dr. Spivey, and $1,142,104 and $1,743,517, respectively, in the case of Mr. Blachno.

FISCAL YEAR END OPTION VALUES

Neither Dr. Spivey, Mr. Blachno, nor Dr. Heimbuch exercised any of their Luminent options during 2000. The following table provides certain information concerning Luminent stock options held by the Named Executive Officers in the year ended December 31, 2000:

                              Number of Shares Underlying    Value of Unexercised
                                 Unexercised Options at     In-the-Money Options at
                                   December 31, 2000          December 31, 2000(1)
                                   -----------------          --------------------
        Name                   Exercisable  Unexercisable  Exercisable  Unexercisable
        ----                   -----------  -------------  -----------  -------------
William R. Spivey(2)           1,200,000      3,600,000        $0            $0
Eric Blachno(3)                  200,000        600,000        $0            $0
Mark Heimbuch(4)                       0        120,000        $0            $0

- ----------

(1) Based on difference between the closing price on December 29, 2000 and the exercise price.

(2) Excludes separate options granted on July 11, 2000 by MRV to Dr. Spivey exercisable at $32.56 per share. These options are described under the Employment Agreements section above. All of these options were exercisable on December 31, 2000. None of these options was in the money at December 29, 2000.

(3) Excludes separate options granted on July 12, 2000 by MRV to Mr. Blachno exercisable at $33.44 per share. These options are described under the Employment Agreements section above. All of these options were exercisable on December 31, 2000. None of these options was in the money at December 29, 2000.

(4) Excludes separate options granted from 1996 to 1999 by MRV to Dr. Heimbuch exercisable at $2.63 and $6.69 per share.

The following table provides certain information concerning MRV stock options held by Dr. Spivey, Mr. Blachno, and Dr. Heimbuch during the year ended December 31, 2000:

                                 Number of Shares Underlying      Value of Unexercised
                                    Unexercised Options at       In-the-Money Options at
                                       December 31, 2000           December 31, 2000(1)
                                       -----------------           ---------------------
       Name                      Exercisable   Unexercisable   Exercisable   Unexercisable
       ----                     -----------   -------------   -----------   -------------
William R. Spivey                  316,315             0        $0             $0
Eric Blachno                        22,000             0        $0             $0
Mark Heimbuch                        7,900        11,200        $80,014        $100,856

- -----------
(1) Based on difference between the closing price on December 29, 2000 and the exercise price.

2000 STOCK OPTION PLAN

Our Amended and Restated 2000 Stock Option Plan, (the "2000 Stock Plan") provides for the grant of qualified incentive stock options ("ISOs") that meet the requirements of Section 422 of the Internal Revenue Code, stock options not so qualified ("NQSOs"), deferred stock and restricted stock awards ("Awards"). The Board of Directors adopted, and our stockholder approved, the 2000 Stock Plan in July 2000. We have reserved a total of 10,400,000 shares of our common stock for issuance under the 2000 Stock Plan, which is subject to anti-dilution provisions for stock splits, stock dividends, recapitalization and similar events.

Administration. The Board of Directors may administer the 2000 Stock Plan or the Board of Directors may appoint a committee to administer the 2000 Stock Plan, each known as the "administrator." The Board of Directors currently administers the 2000 Stock Plan. The administrator of our 2000 Stock Plan has the power to select participants among eligible persons and to determine the terms of options or Awards, including the number of shares subject to an option, the nature of the option, the exercise price and the exercisability of options. Under current law, ISOs may be granted to any individual who is an officer or employee of us or any future subsidiary.

Options. The exercise price for an ISO granted under the 2000 Stock Plan may not be less than 100% of the fair market value of the common stock on the date of grant. The exercise price of a NQSO may not be less than 85% of the fair market value of the common stock on the date of grant. With respect to any participant who owns stock representing more than 10% of the voting power of all classes of outstanding capital stock, the exercise price of any ISO granted must be at least equal to 110% of the fair market value on the grant date and the term of any ISO must not exceed five years. The term of all other options granted under the 2000 Stock Plan may not exceed ten years.

The exercise price of any option granted under the 2000 Stock Plan is payable in full in cash, or if approved by the administrator prior to exercise by:

        - surrender of shares of our common stock already owned by the optionee having a market value equal to the aggregate exercise price of all shares to be purchased including, in the case of the exercise of NQSOs, restricted stock subject to a Award under the 2000 Stock Plan;

        -   cancellation of indebtedness owed by us to the optionee;

        -   a full recourse promissory note executed by the optionee;

        - requesting that we withhold whole shares of common stock then issuable upon exercise of an option; or

        -   any combination of the foregoing.

The terms of any promissory note may be changed by the administrator from time to time to comply with applicable Internal Revenue Service or Securities and Exchange Commission regulations or other relevant pronouncements.

Under the 2000 Stock Plan, we may make loans available to optionees, subject the administrator's approval, in connection with the exercise of stock options granted under the 2000 Stock Plan. If shares of common stock are pledged as collateral for such indebtedness, such shares may be returned to us in satisfaction of such indebtedness. If so returned, such shares shall again be available for issuance in connection with future stock options and Awards under the 2000 Stock Plan.

Options granted under the 2000 Stock Plan must generally be exercised within three months after the end of the optionee's status as an employee, director or consultant of ours, or within six months after the optionee's termination by death of disability, but in no event later than the expiration of the option's term.

Adjustments upon Sale of the Company. In the event of a sale of the company, unless otherwise determined by the administrator or the Board of Directors, all unvested stock options, restricted stock and deferred stock will fully vest and any indebtedness will be forgiven. Pursuant to the 2000 Stock Plan, a "sale of the company" means the consummation of a transaction (i) that by its terms offers to all or substantially of the stockholders of Luminent an opportunity to receive cash or securities in exchange for all or a portion of their shares of common stock of Luminent, however a sale of Luminent shall not be considered to have occurred as a result of the pro rata distribution by MRV to its stockholders of capital stock of Luminent; (ii) in which the stockholders of Luminent approve a plan of complete liquidation of Luminent; or (iii) that involves the consummation of the sale or disposition by the Luminent of all or substantially all its assets.

Transferability of Options. Options and Awards granted under the 2000 Stock Plan are generally not transferable by the optionee, and each option and Award is exercisable during the lifetime of the optionee only by the optionee.

Amendment and Termination. Our Board of Directors may from time to time revise or amend the 2000 Stock Plan, and may suspend or discontinue it at any time. However, no such revision or amendment may:

        - impair the rights of any participant under any outstanding option or Award without such participant's consent;

        - without stockholder approval, increase the number of shares subject to the 2000 Stock Plan or decrease the exercise price of a stock option to less than 100% of fair market value on the date of grant, with the exception of adjustments resulting from changes in capitalization;

        - materially modify the class of participants eligible to receive options or Grants under the 2000 Stock Plan;

        - materially increase the benefits accruing to participants under the 2000 Stock Plan; or

        -   extend the maximum option term under the 2000 Stock Plan.

Unless terminated earlier, the 2000 Stock Plan will terminate automatically in July 2010.

As of December 31, 2000, 4,685,100 options to purchase shares have been granted under the 2000 Stock Option Plan.

TREATMENT OF MRV OPTIONS

Concurrently with MRV's distribution of shares of Luminent common stock to MRV's stockholders, certain options to acquire MRV stock will be adjusted as follows. Luminent intends to grant stock options to substantially all of the eligible employees, directors, or consultants of Luminent and MRV, who hold an option to purchase MRV common stock, which were granted by MRV prior to September 8, 2000. On the distribution date, MRV intends to simultaneously adjust the economic terms of such options to purchase MRV stock for these individuals. Luminent's stock option grant and MRV's adjustment are intended, in the aggregate, to result in the individuals holding MRV and Luminent stock options in a number and at prices necessary to maintain each option holder's pre-distribution economic position. Further, each Luminent option and MRV adjusted option will be identical, in all other material respects, to the terms and provisions of the current MRV options being adjusted.

For purpose of the following discussion, the "intrinsic value" of an option means the difference between the exercise price of the option and the market price of the underlying MRV shares. The number of options to purchase Luminent stock to be granted by Luminent, and the exercise price thereof, will be designed to:

        - For Luminent Employees -- replace 80% of the total intrinsic value of MRV options held by Luminent employees, directors and consultants immediately prior to the distribution; and to

        - For MRV Employees -- replace 20% of the total intrinsic value of MRV options held by MRV employees, directors and consultants immediately prior to the distribution.

None of these Luminent options will permit the purchase of fractional shares of our common stock.

The adjustment to MRV options existing immediately prior to distribution, and the exercise price thereof will be designed to:

        - For Luminent Employees -- preserve 20% of the intrinsic value of MRV options held by Luminent employees, directors and consultants immediately prior to the distribution; and to

        - For MRV Employees -- preserve 80% of the intrinsic value of MRV options held by MRV employees, directors and consultants immediately prior to the distribution.

The actual number of options to purchase shares of our common stock that will be issued to MRV option holders at the time of the distribution will be determined based on

        - 8,387,282 MRV options outstanding on September 8, 2000, the date MRV and Luminent have agreed to use to fix the number of MRV options eligible for the exchange with Luminent options, having a weighted average exercise price of approximately $5.00 per share;

        -   the market price of our shares at the time of the distribution, and

        - the market price of MRV's common stock at the time of the distribution.

The option exercise price of the Luminent stock options to be granted to MRV employees will determined by multiplying the market price of Luminent's common stock on the date of distribution by the fraction;

        - the numerator of which is the exercise price of the MRV stock options to be exchanged by the MRV employees and

        - the denominator of which is the market price of MRV's common stock on the date of distribution.

The number of shares of Luminent common stock to be subject to options will be determined by dividing

        - 20% of the intrinsic value of the MRV options outstanding on September 8, 2000 which remain outstanding on the date of distribution, by

        - the difference between the market price of the Luminent common stock on the date of the distribution and the option exercise price of the Luminent stock options to be granted to MRV employees as determined above.

The greater the difference between the market price of MRV's common stock and the market price of our common stock at the time of the distribution, the greater the number of Luminent options that will be issued to MRV option holders. Although the historical market price of a public company's common stock is not necessarily indicative of its stock's future performance, the substantial volatility of the recent market price of MRV's common stock makes efforts to predict the market price of MRV shares at the time of distribution even more difficult. To illustrate such volatility, during the 12 months ended December 31, 2000, the market price of MRV's common stock as reported on the Nasdaq National Market reached a high of $97.4375, and a low of $10.50 (as adjusted for a 2-for-1 stock split effected by MRV in May 2000).

The Luminent options will vest, be exercisable, expire and otherwise essentially mirror the provisions of MRV options existing immediately prior to the distribution.

In some cases, Luminent will not issue options to certain holders of MRV options. For example, this will apply to options issued by MRV as part of any acquisitions or granted by MRV to its employees after September 8, 2000. In these circumstances, the holders of MRV options will have their options adjusted at the date of distribution in a manner designed to preserve the option holder's pre-distribution economic position.

BOARD COMMITTEES

Our Board of Directors established the Compensation Committee and the Audit Committee. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all our officers and establishes and reviews general policies relating to compensation and benefits of our employees. The Compensation Committee consists of Dan Avida, Noam Lotan, and Amos Wilnai. The Audit Committee reviews our internal accounting procedures and consults with and reviews the services provided by our independent accountants. The Audit Committee consists of Dan Avida, Richard S. Hill, and Amos Wilnai.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Prior to establishing the Compensation Committee in July 2000, the Board of Directors as a whole performed the functions delegated to the Compensation Committee. Except for Dr. Spivey, none of our executive officers has served or currently serves on a board of directors or on a Compensation Committee of any other entity that had officers who served or will serve on our Board of Directors or on our Compensation Committee. Dr. Spivey serves on the Compensation Committee of Novellus Systems, Inc. for which Mr. Hill also serves as a director and a member of the Compensation Committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The table below sets forth certain information known to us with respect to the beneficial ownership of our common stock at March 15, 2001 by:

        -   each stockholder beneficially owning 5% or more of our common stock;

        -   each of our directors who beneficially own common stock;

        - each of our executive officers who beneficially own our common stock; and

        -   all of our directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options held by that person that are currently exercisable are deemed outstanding, while such shares are not deemed outstanding for purposes of computing percentage ownership of any other person. To our knowledge, the persons and entities named in the table have sole voting and investment power with respect to all shares beneficially owned, subject to community property laws where applicable.

We have not given effect to the proposed distribution of our common stock by MRV.

                                                           NUMBER OF SHARES
                                                             BENEFICIALLY       PERCENTAGE
         NAME AND ADDRESS OF BENEFICIAL OWNER                   OWNED           OWNERSHIP
         ------------------------------------              ----------------     ----------
MRV Communications, Inc.(1)                                  144,000,000            92%
William R. Spivey(2)                                           1,200,000(3)          *
Eric Blachno(2)                                                  200,000(3)          *
All directors and executive officers as a group 4 persons               (3)          *

- -------------

* Less than one percent.

(1)     MRV's address is 20415 Nordhoff Street, Chatsworth, California 91311.

(2) Dr. Spivey's and Mr. Blachno's address is Luminent, Inc., 20550 Nordhoff Street, Chatsworth, California 91311.

(3) Consists of shares of our common stock issuable upon exercise of stock options, which are currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OVERVIEW

As of December 31, 2000, MRV owned approximately 92% of our outstanding common stock. Until MRV holds less than a majority of the voting power of our outstanding common stock, MRV will be able to control the vote on all matters submitted to stockholders, including the election of directors and the approval of extraordinary corporate transactions.

RELATED PARTY TRANSACTIONS

Divisions and subsidiaries of MRV are our customers and purchase substantial quantities of our fiber optic components. These customers accounted for sales of $2.1 million during 1998, $2.5 million during 1999 and $4.9 million during the year ended December 31, 2000. At December 31, 2000, using cash generated from operations we had repaid approximately $6.5 million to MRV for interest-free advances it made us to cover payroll and other operating expenses. Like other customers, sales to our MRV-related customers are based on purchase orders and we have no long-term arrangements with them. We expect this vendor-customer relationship with MRV to continue. We believe that our sales to the MRV-related customers have been on terms no more favorable that those we provide to our other customers and we expect that sales to MRV and its affiliates in the future will be on terms no more favorable than those we provide to our other customers.

Under the employment contracts which MRV and Luminent entered into with Dr. Spivey and Mr. Blachno at the time they joined Luminent, MRV and Luminent each agreed to use its best efforts to register the shares underlying the options granted to Dr. Spivey and Mr. Blachno under the Securities Act of 1933 at the earliest practical date.

THE PLANNED DISTRIBUTION BY MRV OF OUR COMMON STOCK

MRV has announced that it plans to distribute to its stockholders all of our common stock that it owns by the later of three months after the receipt of a favorable private letter filing from the IRS or May 8, 2000, although it is not obligated to do so. There are, however, various conditions to the completion of the distribution and we cannot assure you as to whether or when it will occur.

Because there are certain conditions to effecting the distribution, MRV has advised us that it has not definitely determined whether and when it expects to complete the distribution. These conditions include:

        - the issuance by the Internal Revenue Service of a ruling that the proposed distribution would be tax-free to MRV and its stockholders;

        - the relative market prices of our common stock and MRV's common stock;

        - the absence of any court orders or regulations prohibiting or restricting the completion of the distribution; and

        -   other conditions affecting our business or that of MRV.

MRV and we have engaged Credit Suisse First Boston to serve as our financial advisor in connection with the distribution. For its services, we have agreed to pay Credit Suisse First Boston, as our share, a distribution fee measured on the value of the distribution, such fee not to exceed $7,500,000.

SEPARATION AND TRANSITIONAL ARRANGEMENTS

We previously entered into agreements with MRV that govern the separation of our business operations from MRV. These agreements generally provide for, among other things:

        - the transfer from MRV to us of assets and the assumption by us of liabilities relating to our business;

        -   the allocation of intellectual property between MRV and us; and

        -   various interim and ongoing relationships between MRV and us.

All of the agreements providing for our separation from MRV were made in the context of a parent-subsidiary relationship and were negotiated in the overall context of our separation from MRV. Luminent believes the terms of these agreements are fair; however, terms of these agreements may be more or less favorable to us than if they had been negotiated with unaffiliated third parties.

ARRANGEMENTS BETWEEN LUMINENT AND MRV

We have provided below a summary description of the master separation and distribution agreement (executed prior to our initial public offering) along with the key related agreements. This description, which summarizes the material terms of the agreements, is not complete. You should read the full text of these agreements, which have been filed with the Securities and Exchange Commission as exhibits to our November 9, 2000 registration statement.

Conflicts may develop between MRV and us regarding the terms of our agreements with MRV. We have not established any procedures to minimize the potential for these conflicts of interest and such conflicts may not be resolved in our favor. It is our policy and the policy of MRV that transactions between MRV and us will generally be on terms and conditions comparable to those between unaffiliated third parties. However, because our agreements with MRV were negotiated in the context of a parent-subsidiary relationship, we cannot assure you that these agreements, or the transactions with MRV contemplated by such agreements, will be effected on terms as favorable to us as could have been obtained from unaffiliated third parties. We may have potential business conflicts of interest with MRV with respect to our past and ongoing relations that could harm our business operations."

MASTER SEPARATION AND DISTRIBUTION AGREEMENT

MRV and we have entered into a master separation and distribution agreement that contains the key provisions relating to our separation from MRV and the distribution of our shares to MRV stockholders.

The Separation. The separation occurred effective as of September 8, 2000; the separation agreement provides for the transfer to us of assets and liabilities from MRV related to our business as described in this Report, effective on the contribution date. The various ancillary agreements that are exhibits to the separation agreement and which detail the separation and various interim and ongoing relationships between MRV and us following the contribution date include:

        -   a general assignment and assumption agreement;

        -   technology, patent and trademark ownership and license agreements;

        -   an employee matters agreement;

        -   a tax sharing agreement;

        -   a transitional services agreement;

        -   a real estate matters agreement;

        -   a confidential disclosure agreement; and

        -   an indemnification and insurance matters agreement.

To the extent that the terms of any of these ancillary agreements conflict with the separation agreement, the terms of these agreements will govern. These agreements are described more fully below.

Covenants Between MRV and Luminent. In addition to signing documents that transfer control and ownership of various assets and liabilities of MRV relating to our business, we have agreed with MRV to enter into additional transitional service agreements, exchange information, engage in auditing practices and resolve disputes in particular ways.

Information Exchange. Both MRV and we have agreed to share information relating to governmental, accounting, contractual and other similar requirements of our ongoing businesses, unless the sharing would be commercially detrimental. In furtherance of this, both MRV and we have agreed as follows:

        - Each party has agreed to maintain adequate internal accounting to allow the other party to satisfy its own reporting obligations and prepare its own financial statements.

        - Each party will retain records beneficial to the other party for a specified period of time. If the records are going to be destroyed, the destroying party will give the other party an opportunity to retrieve all relevant information from the records, unless the records are destroyed in accordance with adopted record retention policies.

        - Each party will use commercially reasonable efforts to provide the other party with directors, officers, employees, other personnel and agents who may be used as witnesses in and books, records and other documents which may reasonably be required in connection with legal, administrative or other proceedings.

Auditing Practices. So long as MRV is required to consolidate our results of operations and financial position, we have agreed to:

        - not select a different independent accounting firm from that used by MRV without MRV's consent;

        - use reasonable commercial efforts to enable our auditors to date their opinion on our audited annual financial statements on the same date as MRV's auditors date their opinion on MRV's financial statements;

        - exchange all relevant information needed to prepare financial statements;

        -   grant each other's internal auditors access to each other's records;
            and

        -   notify each other of any change in accounting principles.

Dispute Resolution. If problems arise between MRV and us, we have agreed to the following procedures:

        - The parties will make a good faith effort to first resolve the dispute through negotiation.

        - If negotiations fail, the parties agree to attempt to resolve the dispute through non-binding mediation.

        - If mediation fails, the parties can resort to binding arbitration. In addition, nothing prevents either party acting in good faith from initiating litigation at any time if failure to do so would cause serious and irreparable injury to one of the parties or to others.

No Representations and Warranties. Neither party is making any promises to the other regarding:

        -   the value of any asset that MRV is transferring;

        - whether there is a lien or encumbrance on any asset MRV is transferring; or

        - the legal sufficiency of any conveyance of title to any asset MRV is transferring.

No Solicitation. Each party has agreed not to directly solicit or recruit employees of the other party without the other party's consent for two years after the distribution date. However, this prohibition does not apply to general recruitment efforts carried out through public or general solicitation or where the solicitation is employee-initiated.

Expenses. All of the costs and expenses related to the separation and distribution will be allocated between MRV and us. It is anticipated that MRV will bear the costs and expenses associated with the distribution. We will each bear our own internal costs incurred in consummating these transactions.

Termination of the Agreement. Both MRV and Luminent must agree to terminate the separation agreement and all ancillary agreements at any time prior to the distribution.

GENERAL ASSIGNMENT AND ASSUMPTION AGREEMENT

The general assignment and assumption agreement identifies the assets MRV transferred to us and the liabilities we assumed from MRV in the separation. The agreement also describes when and how these transfers and assumptions will occur. MRV contributed and transferred to us all of the capital stock held by MRV in subsidiaries and other entities that conducted our business and all other assets and liabilities associated with our business. The capital stock transferred to us consists of:

        - all of the capital stock of Fiber Optic Communications MRV acquired (approximately 97% of the outstanding capital stock of Fiber Optic Communications);

        -   all of the capital stock of Quantum;

        - all of the capital stock of Optronics MRV acquired (approximately 99% of the outstanding capital stock of Optronics); and

        - all of the capital stock of Luminent -- Korea held by MRV, which consist of 51% of the outstanding capital stock of that corporation.

The assets transferred to us included:

        - all assets reflected on our balance sheet as of June 30, 2000, minus any assets disposed of after June 30, 2000,

        - all written off, expensed or fully depreciated assets that would have appeared on our balance sheet as of June 30, 2000 if we had not written off, expensed or fully depreciated them;

        - all assets that MRV acquired after June 30, 2000 that would have appeared in our financial statements as of the contribution date if we prepared such financial statements using the same principles we used in preparing our balance sheet dated June 30, 2000;

        - all assets that our business primarily uses as of the contribution date but are not reflected in our balance sheet as of June 30, 2000 due to mistake or omission;

        -   all contingent gains related primarily to our business;

        - all supply, vendor, capital, equipment lease or other contracts that relate primarily to our business, including contracts representing obligations reflected on our balance sheet as of June 30, 2000;

        - all computers, desks, equipment and other assets used primarily by employees of MRV who will become our employees due to the contribution;

        -   specified rights under existing insurance policies; and

        -   other specified assets.

The subsidiaries and assets listed above comprise:

        - all business operations whose financial performance is reflected in our combined financial statements for the period ended June 30, 2000; and

        - all business operations relating to our business initiated or acquired by MRV between June 30, 2000 and the separation date.

Assumption of Liabilities. Effective on the separation date, we assumed liabilities from MRV, to the extent that these liabilities were, prior to the separation date, liabilities held by MRV related to our business and except as provided in an ancillary or other agreement.

Excluded Liabilities. The general assignment and assumption agreement also provides that we have not assumed specified liabilities, including:

        - any liabilities that would otherwise be allocated to us but which are covered by MRV's insurance policies, unless we are a named insured under such policies; and

        -   other specified liabilities.

Delayed Transfers. If it is not practicable to transfer specified assets and liabilities on the separation date, the agreement provides that these assets and liabilities will be transferred after the separation date.

Terms of Other Ancillary Agreements Govern. If another ancillary agreement expressly provides for the transfer of an asset or an assumption of a liability, the terms of the other ancillary agreement will determine the manner of the transfer and assumption.

Obtaining Approvals and Consents. The parties have agreed to use all reasonable efforts to obtain any required consents, substitutions or amendments required to novate or assign all rights and obligations under any contracts that will be transferred in the contribution.

Expenses. We agreed to pay all costs of the transfer of assets from MRV to us incurred on or after contribution date, including:

        -   moving expenses;

        -   transfer taxes;

        - expenses related to notices to customers, suppliers and other third parties;

        - fees related to the transfer or issuance of licenses, permits and franchises;

        - fees and expenses related to the assignment or transfer of contracts, agreements and intellectual property; and

        -   costs related to the transfer of any employee.

Nonrecurring Costs and Expenses. Any nonrecurring costs and expenses that are not allocated in the separation agreement or any other ancillary agreement shall be the responsibility of the party that incurs the costs and expenses.

MASTER TECHNOLOGY OWNERSHIP AND LICENSE AGREEMENT

The Master Technology Ownership and License Agreement, or the Master Technology Agreement, allocates rights in technology other than patents, patent applications and invention disclosures. In the Master Technology Agreement, MRV confirmed that we own all technology developed by us and, to the extent that any such technology is registered in MRV's name or to the extent MRV otherwise has any ownership rights in that technology, MRV will assign it to us. MRV will not restrict our right to use the assigned or jointly owned technology. In the event of an acquisition of either party, the acquired party may assign the Master Technology Agreement to its acquirer. Nothing in the Master Technology Agreement or in any of the other intellectual property agreements summarized below limit or facilitate MRV's right to compete with us. However, the technology agreements do give us control over the intellectual property needed for MRV to compete with us thus requiring MRV to independently develop technology before it competes with us.

MASTER PATENT OWNERSHIP AND LICENSE AGREEMENT

The Master Patent Ownership and License Agreement, or the Master Patent Agreement, allocates rights relating to patents, patent applications and invention disclosures. In the Master Patent Agreement, MRV will confirm that we own patents, patent applications and invention disclosures that were developed by us and, to the extent that any of these patents or patent applications is recorded in MRV's name, MRV will assign them to us. The specific patents, patent applications and invention disclosures being assigned are identified in the Master Patent Agreement. MRV will not restrict our rights to practice the assigned patents.

In addition, each party covenants not to sue the other party or the other party's customers or suppliers for infringement of its patents that exist as of the contribution date or that are based on applications or invention disclosures that exist as of the contribution date. The products and services that are covered by the covenant are the products and services of each party's business, as it exists as of the contribution date.

In the event of an acquisition of either party, the acquired party may assign the Master Patent Agreement except that the licenses and covenants not to sue may not be assigned.

The Master Patent Agreement also provides that MRV and we will assist each other in specified ways for a period of five years after the contribution date in the event either party is subject to patent litigation.

MASTER TRADEMARK OWNERSHIP AND LICENSE AGREEMENT

The Master Trademark Ownership and License Agreement, or the Master Trademark Agreement, allocates rights relating to trademarks, service marks and trade names. In the Master Trademark Agreement, MRV confirmed that we own our trademarks, service marks and trade names that we use in connection with our business. Moreover, to the extent that any of our trademarks, service marks and trade names are registered in MRV's name or to the extent that MRV otherwise has ownership rights in any of our trademarks, service marks and trade names, MRV will assign such rights to us. Similarly, it will assign any right to any cause of action and any rights of recovery for past infringement of those of trademarks, service marks and trade names. In addition, MRV will grant us a license to use certain of its trademarks, service marks and trade names in marketing our products and will agree not to license such trademarks, service marks or trade names to our competitors. In the event of an acquisition of either MRV or us, the acquired party may assign this agreement to the acquirer.

EMPLOYEE MATTERS AGREEMENT

We have entered into an Employee Matters Agreement with MRV to allocate assets, liabilities and responsibilities relating to current and former employees of Luminent and their participation in the benefits plans, including stock plans, that MRV currently sponsors and maintains.

All eligible Luminent employees will continue to participate in the MRV benefits plans on comparable terms and conditions to those for MRV employees until the distribution date or until we establish benefit plans for our employees, or elect not to establish comparable plans, if it is not legally or financially practical. We intend to establish our own benefit program no later than the time of the distribution.

Once we establish our own benefits plans, we may modify or terminate each plan in accordance with the terms of that plan and our policies. No Luminent benefit plan will provide benefits that overlap benefits under the corresponding MRV benefit plan at the time of the distribution. Each Luminent benefit plan will provide that all service, compensation and other benefit determinations that, as of the distribution, were recognized under the corresponding MRV benefits plan will be taken into account under that Luminent benefit plan.

Assets relating to the employee liabilities will be transferred to Luminent or the related Luminent plans and trusts from trusts and other funding vehicles associated with MRV's benefits plans.

Options. We will establish a replacement stock plan for eligible Luminent employees on or before the distribution. We may assume all MRV options held by Luminent employees. These options will convert at the distribution into options to purchase our common stock. The number of shares and the exercise price of MRV options that convert into Luminent options will be adjusted using a conversion formula. The conversion formula will be based on the opening per-share price of our common stock on the first trading day after the distribution relative to the closing per-share price of MRV common stock on the last trading day before the distribution. The resulting Luminent options will maintain the original vesting provisions and option period.

TAX SHARING AGREEMENT

We have entered into a Tax Sharing and Indemnification Agreement with MRV, which allocates tax liabilities between MRV and us and address several other tax matters such as responsibility for filing tax returns, control of and cooperation in tax litigation and qualification of the distribution as a tax-free transaction. Generally, MRV will be responsible for taxes that are allocable to periods prior to the contribution date, and each of MRV and Luminent will be responsible for its own tax liabilities (including its allocable share of taxes shown on any consolidated, combined or other tax return filed by MRV) for periods after the contribution date. The Tax Sharing and Indemnification Agreement will prohibit MRV and our company from taking actions that could jeopardize the tax-free treatment of the distribution, and will require MRV and Luminent to indemnify each other for any taxes or other losses that result from these actions. In addition, other events over which we do not have control may also give rise to our indemnification obligation.

TRANSITIONAL SERVICES AGREEMENT

The Transitional Services Agreement governs the provision of transitional services by MRV and us to each other, on an interim basis, until one year after the separation date, unless extended for specific services or otherwise indicated in the agreement. The Transitional Service Agreement provides for transitional services, systems and support to our operations, including data processing and telecommunications services (such as voice telecommunications and data transmission and information technology support services) for functions including accounting, financial management, tax, payroll, stockholder and public relations, legal, procurement and other administrative functions. Services are generally cost plus 5%, but may increase to cost plus 10% if the services extend beyond the one-year period. The Master Transitional Services Agreement also covers the provision of additional transitional services identified from time to time after the separation date that were inadvertently or unintentionally omitted from the specified services, or that are essential to effectuate an orderly transition under the separation agreement, so long as the provision of such services would not significantly disrupt MRV's operations or significantly increase the scope of its responsibility under the agreement.

REAL ESTATE MATTERS AGREEMENT

The Real Estate Matters Agreement addresses real estate matters relating to the MRV leased properties that MRV will transfer to or share with us. The agreement describes the manner in which MRV has transferred or will transfer to or share with us various leased properties, including the following types of transactions:

        -   assignments to us of MRV's leases for specified leased properties;

        -   subleases to us of portions of specified properties leased by MRV;
            and

        - short-term licenses between MRV and us permitting short-term occupancy of selected leased sites.

The Real Estate Matters Agreement includes a description of each property to be transferred to or shared with us for each type of transaction. The standard forms of the proposed transfer documents, such as lease, sublease and license, are contained in schedules.

The Real Estate Matters Agreement also requires both parties to use reasonable efforts to obtain any landlord consents required for the proposed transfers of leased sites, including our paying commercially reasonable consent fees, if required by the landlords, and our agreeing to provide the security required under the applicable leases.

The Real Estate Matters Agreement further provides that we will be required to accept the transfer of all sites allocated to us, even if a casualty has damaged a site before the contribution date. Transfers with respect to leased sites where the underlying lease is terminated due to casualty or action by the landlord prior to the contribution date will not be made, and neither party will have any liability related thereto.

The Real Estate Matters Agreement also gives the parties the right to change the allocation and terms of specified sites by mutual agreement based on changes in the requirements of the parties. The real estate matters agreement provides that all reasonable costs required to effect the transfers, including landlord consent fees and landlord attorneys' fees, will be paid by MRV.

MASTER CONFIDENTIAL DISCLOSURE AGREEMENT

The Master Confidential Disclosure Agreement provides that both parties agree not to disclose confidential information of the other party except in specific circumstances. MRV and we also agree not to use this information in violation of any use restrictions in one of the other written agreements between us.

INDEMNIFICATION AND INSURANCE MATTERS AGREEMENT

General Release of Pre-Separation Claims. Effective as of the separation, subject to specified exceptions, we have released MRV and its affiliates, agents, successors and assigns, and MRV has released us, and our affiliates, agents, successors and assigns, from any liabilities arising from events occurring on or before the separation, including events occurring in connection with the activities to implement the separation, our initial public offering and the distribution. This provision will not impair a party from enforcing the separation agreement, any ancillary agreement or any arrangement specified in any of these agreements.

Indemnification. The indemnification and insurance matters agreement also contains provisions governing indemnification. In general, we have agreed to indemnify MRV and its affiliates, agents, successors and assigns from all liabilities arising from:

        -   our business, any of our liabilities or any of our contracts; and

        - any breach by us of the separation agreement or any ancillary agreement.

MRV has agreed to indemnify us and our affiliates, agents, successors and assigns from all liabilities arising from:

        -   MRV's business other than the Luminent business; and

        - any breach by MRV of the separation agreement or any ancillary agreement.

        - patent claims related to or stemming from notices received from Rockwell Corporation in early 1999 and Ortel Corporation in October 1999, respectively.

        - claims related to the use of the name Luminent or Luminent, Inc., or the use of any trademarks, service marks or trade names associated with those names.

These indemnification provisions do not apply to amounts collected from insurance. The agreement also contains provisions governing notice and indemnification procedures.

Insurance Matters. The agreement also contains provisions governing our insurance coverage from the contribution date until the distribution date. In general, we agree to reimburse MRV for premium expenses related to insurance coverage during this period. Prior to the distribution, MRV will maintain insurance policies on our behalf. We will work with MRV to secure additional insurance if desired and cost effective.

Environmental Matters. MRV has agreed to indemnify us and our affiliates, agents, successors and assigns from all liabilities arising from environmental conditions existing as of the contribution date at facilities transferred to us, or which arise out of operations occurring before the contribution date at these facilities. Further, MRV has agreed to indemnify us and our affiliates, agents, successors and assigns from all liabilities arising from environmental conditions caused by operations occurring at any time, whether before or after the contribution date, at any MRV facility.

We have agreed to indemnify MRV and its affiliates, agents, successors and assigns from all liabilities arising from environmental conditions caused by operations after the contribution date at any of the facilities transferred to us, and from environmental conditions at our facilities arising from an event that occurs on or after the contribution date.

Each party will be responsible for all liabilities associated with any environmental contamination caused by that party post-separation.

Assignment. The indemnification and insurance matters agreement is not assignable by either party without prior written consent.

LIMITATION ON DIRECTORS' LIABILITY AND INDEMNIFICATION

Our certificate of incorporation limits the liability of directors to the maximum extent permitted by Delaware law. Delaware law provides that directors of a corporation will not be personally liable for monetary damages for breach of their fiduciary duties as directors, except liability for:

        - any breach of their duty of loyalty to the corporation or its stockholders;

        - acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of the law;

        - unlawful payments of dividends or unlawful stock repurchases or redemptions; or

        - any transaction from which the director derived an improper personal benefit.

The limitation of liability does not apply to liabilities arising under the federal securities laws and does not affect the availability of equitable remedies such as injunctive relief or rescission.

Our certificate of incorporation and bylaws provide that we will indemnify our directors and officers and may indemnify our employees and other agents to the fullest extent permitted by law. We believe that indemnification under our bylaws covers at least negligence on the part of indemnified parties. Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in their capacity as an officer, director, employee or other agent, regardless of whether the bylaws would permit indemnification.

We have entered into agreements to indemnify our directors and executive officers, in addition to the indemnification provided for in our bylaws. These agreements, among other things, provide for indemnification for judgments fines, settlement amounts and expenses, including attorneys' fees incurred by the director or executive officer in any action or proceeding, including any action by or in our right, arising out of the person's services as a director or executive officer, or any other company or enterprise to which the person provides services at our request. We believe that these provisions and agreements are necessary to attract and retain qualified persons as directors and executive officers.

The limitations on liability and indemnification provisions in our certificate of incorporation and bylaws may discourage stockholders from bringing a lawsuit against our directors for breach of their fiduciary duty and may reduce the likelihood of derivative litigation against our directors and officers, even though a derivative action, if successful, might otherwise benefit us and our stockholders. A stockholder's investment in us may be adversely affected to the extent we pay the costs of settlement or damage awards against our directors and officers under these indemnification provisions.

At present, there is no pending litigation or proceeding involving any of our directors, officers or employees in which indemnification is sought, nor are we aware of any threatened litigation that may result in claims for indemnification.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8K

    (a)     (1) Financial Statements.

The information required by this Item is incorporated by reference to Luminent, Inc.'s Consolidated Financial Statements and Independent Auditors' Report beginning at page F-1 of this Form 10-K.

            (2) Financial Statement Schedules

The following Financial Statement Schedules are included as part of this Report:

    Report of Independent Public Accountants

    To the Stockholders of
      Luminent, Inc.:

    We have audited in accordance with auditing standards generally acceptable in the United States, the consolidated financial statements of Luminent, Inc. and subsidiaries included in this Form 10-K, and have issued our report thereon dated January 25, 2001. Our audit was made for the purpose of forming an opinion on the basic consolidated financial statements taken as a whole. The schedule of valuation and qualifying accounts is the responsibility of the Company's management and is presented for the purpose of complying with the Securities and Exchange Commission's rules and it is not part of the basic consolidated financial. This schedule has been subjected to the auditing procedures applied in the audit of the basic consolidated financial statements, and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated financial statements taken as a whole.

    Arthur Andersen LLP

    Los Angeles, California
    January 25, 2001

        Schedule II -- Valuation and Qualifying Accounts
                              (in thousands)

                                                             Balance                               Balance
                                                           at Beginning                             at End
                                                            of Period    Provision    Write-off   of Period
                                                           ------------  ---------    ---------   ---------
Allowance for doubtful accounts
  Year ended December 31, 1998............................    $  569      $  778      $     --      $1,347
  Year ended December 31, 1999............................    $1,347      $  500      $   (123)     $1,724
  Year ended December 31, 2000............................    $1,724      $2,915      $   (184)     $4,455

            (3) Exhibits.

The following Exhibits are included as part of this report.

3.1     Amended and Restated Certificate of Incorporation.

3.2 Amended and Restated Bylaws of the Registrant (incorporated by reference to Exhibit 3.2 filed with our Registration Statement on Form S-1 on July
        26, 2000).

4.1     Specimen Common Stock Certificate (incorporated by reference to Exhibit
        4.1 filed with our Registration Statement on Form S-1 on September 13,
        2000).

10.1 Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with our Registration Statement on Form S-1 on September 13, 2000).

10.2 Employment Agreement dated as of July 11, 2000 between William R. Spivey and the Registrant (incorporated by reference to Exhibit 10.2 filed with our Registration Statement on Form S-1 on July 26, 2000).

10.3 Stock Option Agreement dated July 11, 2000 between William R. Spivey and the Registrant (incorporated by reference to Exhibit 10.3 filed with our Registration Statement on Form S-1 on September 13, 2000).

10.4    Stock Option Agreement dated July 11, 2000 between William R. Spivey and
        MRV (incorporated by reference to Exhibit 10.4 filed with our Registration Statement on Form S-1 on July 26, 2000).

10.5 Employment Agreement dated as of July 12, 2000 between Eric Blachno and the Registrant (incorporated by reference to Exhibit 10.5 filed with our Registration Statement on Form S-1 on July 26, 2000).

10.6    Stock Option Agreement dated July 12, 2000 between Eric Blachno and the
        Registrant (incorporated by reference to Exhibit 10.6 filed with our Registration Statement on Form S-1 on October 5, 2000).

10.7    Stock Option Agreement dated July 12, 2000 between Eric Blachno and MRV
        (incorporated by reference to Exhibit 10.7 filed with our Registration
        Statement on Form S-1 on October 5, 2000).

10.8    Real Property Lease for Registrant's headquarters at 20550 Nordhoff in
        Chatsworth, CA dated July 13, 1999 and expiring July 13, 2004
        (incorporated by reference to Exhibit 10.8 filed with our Registration
        Statement on Form S-1 on July 26, 2000).

10.9    Real Property Lease for Registrant's foundry at 8917 Fullbright in
        Chatsworth, CA dated November 14, 1997 and expiring December 31, 2002
        (incorporated by reference to Exhibit 10.9 filed with our Registration
        Statement on Form S-1 on July 26, 2000).

10.10 First Amendment to Employment Agreement dated as of July 11, 2000 between William R. Spivey and the Registrant (incorporated by reference to Exhibit 10.10 filed with our Registration Statement on Form S-1 on September 13, 2000).

10.11   Form of Indemnification Agreement (incorporated by reference to Exhibit
        10.11 filed with our Registration Statement on Form S-1 on September 13,
        2000).

10.12 Stock Purchase Agreement by and between MRV Communications, Inc. ("MRV") and the shareholders of Fiber Optic Communications, Inc. ("FOCI"), dated
        February 21, 2000 (incorporated by reference to Exhibit 2.1(a) of the
        Form 8-K of MRV filed with the SEC on May 9, 2000).

10.13 Escrow Agreement dated as of 21st day of February, 2000, by and among MRV, the Selling Shareholders of FOCI and the law firm of Baker &
        McKenzie, Taipei Office (incorporated by reference to Exhibit 2.1(b) of the Form 8-K of MRV filed with the SEC on May 9, 2000).

10.14 Addendum to Stock Purchase Agreement dated as of April 14, 2000 by and among FOCI, Registrant and the selling shareholders of FOCI
        (incorporated by reference to Exhibit 2.1(c) of the Form 8-K of MRV filed with the SEC on May 9, 2000).

10.15 Addendum to Escrow Agreement dated as of April 14, 2000 by and among FOCI, Registrant and the selling shareholders of FOCI (incorporated by reference to Exhibit 2.1(d) of the Form 8-K of MRV filed with the SEC on May 9, 2000).

10.16 Addendum No. 2 to Escrow Agreement dated as of June 26, 2000 by and among FOCI, MRV and the selling shareholders of FOCI (incorporated by reference to Exhibit 2.1(d) of the Form 8-K/A of MRV filed with the SEC on July 7, 2000).

10.17 Addendum No. 2 to Stock Purchase Agreement dated as of June 26, 2000 by and among FOCI, MRV and the selling shareholders of FOCI (incorporated by reference to Exhibit 2.1(e) of the Form 8-K/A of MRV filed with the SEC on July 7, 2000).

10.18 Memorandum of Understanding dated as of June 26, 2000 between MRV and the remaining shareholders of FOCI (incorporated by reference to Exhibit
        2.1(f) of the Form 8-K/A of MRV filed with the SEC on July 7, 2000).

10.19 Stock Purchase Agreement by and between MRV and the shareholders of Optronics International Corp. ("OIC") dated April 23, 2000 (incorporated by reference to Exhibit 10.19 filed with our Registration Statement on Form S-1 on July 26, 2000).

10.20 Escrow Agreement, dated as of the 23rd day of April 2000, by and among MRV, the selling shareholders of OIC and the law firm of Baker &
        McKenzie, Taipei Office (incorporated by reference to Exhibit 10.20 filed with our Registration Statement on Form S-1 on July 26, 2000).

10.21 Stock Purchase Agreement by and between MRV and the shareholders of Quantum Optech Inc. ("QOI") dated April 26, 2000 (incorporated by reference to Exhibit 10.21 filed with our Registration Statement on Form
        S-1 on July 26, 2000).

10.22 Escrow and Stock Pledge Agreement dated as of April 26, 2000 by and between MRV and certain shareholders of QOI (incorporated by reference to Exhibit 10.22 filed with our Registration Statement on Form S-1 on July 26, 2000).

10.23 Addendum to Stock Purchase Agreement made as of June 16th, 2000 by and among MRV, QOI and shareholders of QOI (incorporated by reference to Exhibit 10.23 filed with our Registration Statement on Form S-1 on July
        26, 2000).

10.24 Addendum to Escrow and Stock Pledge Agreement dated as of June 16, 2000 by and between MRV and certain shareholders of QOI (incorporated by reference to Exhibit 10.24 filed with our Registration Statement on Form
        S-1 on July 26, 2000).

10.25 Underwriting Agreement dated as of November 9, 2000 by and between MRV, the Registrant and Credit Suisse First Boston Corporation, acting on behalf of themselves and as the Representatives of the several
        Underwriters.

10.26   Master Separation and Distribution Agreement dated as of July 25, 2000 between MRV and the Registrant (incorporated by reference to Exhibit 2.1 filed with out Registration Statement on Form S-1 on July 26, 2000).

10.27   Amendment to Master Separation and Distribution Agreement dated as of
        September 8, 2000, between MRV and the Registrant.

10.28   General Assignment and Assumption Agreement dated as of September 8,
        2000 between MRV and the Registrant.

10.29   Master Technology Ownership and License Agreement dated as of September
        8, 2000 between MRV and the Registrant.

10.30 Employee Matters Agreement dated as of September 8, 2000 between MRV and the Registrant.

10.31 Real Estate Matters Agreement dated as of September 8, 2000 between MRV and the Registrant.

10.32 Master Transitional Services Agreement dated as of September 8, 2000 between MRV and the Registrant.

10.33   Master Trademark Ownership and License Agreement dated as of September
        8, 2000 between MRV and the Registrant.

10.34   Master Patent Ownership and License Agreement dated as of September 8,
        2000 between MRV and the Registrant.

10.35   Indemnification and Insurance Matters Agreement dated as of September 8,
        2000 between MRV and the Registrant.

10.36 Master Confidential Disclosure Agreement dated as of September 8, 2000 between MRV and the Registrant.

10.37   Tax Sharing Agreement dated as of September 8, 2000 between MRV and the
        Registrant.

10.38 Employment Agreement dated September 25, 2000 between James S. Locke and the Registrant.

10.39   Employment Agreement dated October 16, 2000 between Monika Arboles,
        Esq. and the Registrant.

10.40   Employment Agreement dated November 9, 2000 between Glenn A. Weinman,
        Esq. and the Registrant.

21.1    List of Registrant's Subsidiaries (incorporated by reference to Exhibit
        21.1 filed with our Registration Statement on Form S-1 on September 13,
        2000.

24.1    Power of attorney (included on signature page).

27      Financial Data Schedules

(b)     Reports on Form 8-K.

No reports on Form 8-K were filed by registrant during the last quarter of the period covered by this Report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chatsworth, State of California, on April 2, 2001.

                                        LUMINENT, INC.



                                        By: /s/  WILLIAM R. SPIVEY
                                            -----------------------------------
                                            William R. Spivey, President
                                            and Chief Executive Officer

                                POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William R. Spivey and Eric Blachno, and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

             SIGNATURE                          TITLE                           DATE
             ---------                          -----                           ----
       /s/ WILLIAM R. SPIVEY          President and Chief Executive         April 2, 2001
- --------------------------------        Officer and Director (Principal
         William R. Spivey              Executive Officer

        /s/ ERIC BLACHNO              Chief Financial Officer (Principal    April 2, 2001
- --------------------------------        Financial and Accounting
           Eric Blachno                 Officer

          /s/ NOAM LOTAN              Chairman of the Board                 April 2, 2001
- --------------------------------
            Noam Lotan


       /s/ SHLOMO MARGALIT            Director                              April 2, 2001
- --------------------------------
          Shlomo Margalit


        /s/ RICHARD S. HILL           Director                              April 2, 2001
- --------------------------------
          Richard S. Hill


         /s/ AMOS WILNAI              Director                              April 2, 2001
- --------------------------------
            Amos Wilnai


          /s/ DAN AVIDA               Director                              April 2, 2001
- --------------------------------
             Dan Avida

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders of
  Luminent, Inc.:

We have audited the accompanying consolidated balance sheets of Luminent, Inc. (a Delaware corporation and a wholly owned subsidiary of MRV Communications, Inc.) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Luminent, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Arthur Andersen LLP

Los Angeles, California
January 25, 2001

LUMINENT, INC.

CONSOLIDATED BALANCE SHEETS


                                     ASSETS


                                                                   As of December 31,
                                                              ----------------------------
                                                                1999                2000
                                                              ---------          ---------
                                                                    (in thousands)
Current Assets:
     Cash and cash equivalents                                $     220          $ 131,778
     Short-term investments                                          --              1,082
     Accounts receivable, net of allowance of
         $1,724 in 1999 and $4,455 in 2000                       10,544             21,613
     Inventories                                                  8,755             39,428
     Deferred income taxes                                        2,190              6,220
     Prepaids and other current assets                                5              9,106
                                                              ---------          ---------
                  Total current assets                           21,714            209,227
                                                              ---------          ---------
Property and Equipment, net:
     Land                                                            --              3,559
     Buildings                                                       --             18,006
     Machinery and equipment                                      4,483             34,096
     Furniture and fixtures                                          12              1,950
     Computer hardware and software                                 890              2,180
     Leasehold improvements                                         180              2,694
     Construction in progress                                        --              3,815
                                                              ---------          ---------
                                                                  5,565             66,300
     Less - Accumulated depreciation and amortization            (4,152)           (14,934)
                                                              ---------          ---------
                                                                  1,413             51,366

Goodwill, net                                                        --            341,540
Other assets                                                         --              3,247
                                                              ---------          ---------
                  Total assets                                $  23,127          $ 605,380
                                                              =========          =========




The accompanying notes are an integral part of these consolidated balance sheets.

LUMINENT, INC.

CONSOLIDATED BALANCE SHEETS


                      LIABILITIES AND STOCKHOLDERS' EQUITY



                                                                          As of December 31,
                                                                     ---------------------------
                                                                       1999               2000
                                                                     ---------         ---------
                                                                             (in thousands,
                                                                          except share data)
Current Liabilities:
     Current portion of long-term debt                               $      --         $   2,607
     Short-term borrowings                                                  --             7,957
     Accounts payable                                                    4,200            20,021
     Accrued expenses                                                    1,163            10,337
     Income taxes payable                                                3,790             6,634
                                                                     ---------         ---------
                  Total current liabilities                              9,153            47,556

Long-term debt, net of current portion                                      --             9,550

Other long-term liabilities                                                 --               779

Minority interest                                                           --               444

Commitments and contingencies

Stockholders' Equity:
     Preferred stock, $.001 par value,
         30,000,000 shares authorized;
         none issued and outstanding                                        --                --
     Common stock, $.001 par value,
         300,000,000 shares authorized;
         156,000,000 shares issued and outstanding                          --               156
     Additional paid-in capital                                             --           635,066
     Equity of MRV Communications                                       13,974                --
     Accumulated deficit                                                    --           (29,241)
     Deferred stock compensation, net                                       --           (55,570)
     Accumulated other comprehensive loss                                   --            (3,360)
                                                                     ---------         ---------
                  Total stockholders' equity                            13,974           547,051
                                                                     ---------         ---------
                  Total liabilities and stockholders' equity         $  23,127         $ 605,380
                                                                     =========         =========



The accompanying notes are an integral part of these consolidated balance sheets.

LUMINENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                      Years Ended December 31,
                                                            ---------------------------------------------
                                                              1998               1999              2000
                                                            ---------         ---------         ---------
                                                                (in thousands, except per share data)
Net sales                                                   $  38,596         $  65,264         $ 124,193
Cost of sales(1)                                               24,289            43,078            84,384
                                                            ---------         ---------         ---------
    Gross profit                                               14,307            22,186            39,809

Operating Costs and Expenses:

  Selling, general and administrative(1)                        2,642             5,675            38,768
  Research and development(1)                                   4,974             8,693            18,204
  Parent company allocations                                      808               885               588
  Amortization of goodwill                                         --                --            47,421
                                                            ---------         ---------         ---------
                                                                8,424            15,253           104,981
                                                            ---------         ---------         ---------
    Operating income (loss)                                     5,883             6,933           (65,172)

Other income, net                                                  --                 6             2,246
                                                            ---------         ---------         ---------
    Income (loss) before provision for income taxes
      and minority interest                                     5,883             6,939           (62,926)

Provision for income taxes                                      2,343             2,764             2,766
Minority interest                                                  --                --              (707)
                                                            ---------         ---------         ---------
    Net Income (loss)                                       $   3,540         $   4,175         $ (64,985)
                                                            =========         =========         =========

Basic and diluted earnings (loss) per share                 $    0.02         $    0.03         $   (0.45)
                                                            =========         =========         =========

Basic and diluted weighted average shares                     144,000           144,000           145,677
                                                            =========         =========         =========



- ----------------

(1) Includes amounts relating to deferred stock compensation of $2.8 million, $21.7 million and $4.3 million presented in "cost of sales", "selling, general and administrative" and "research and development", respectively, for the year ended December 31, 2000.



The accompanying notes are an integral part of these consolidated financial statements.

LUMINENT, INC.

STATEMENTS OF STOCKHOLDERS' EQUITY



                                                                                              Deferred       Accumulated
                                    Common Stock      Additional                                Stock           Other
                                ---------------------   Paid-in   Accumulated  Equity of    Compensation,   Comprehensive
                                 Shares      Amount     Capital     Deficit       MRV            net             Loss       Total
                                ---------   --------- ----------  -----------  ---------    -------------   ------------- ---------
                                                                           (in thousands)
Balance at December 31, 1997           --   $      --  $      --   $      --   $   5,782      $      --       $      --   $   5,782
  Net income                           --          --         --          --       3,540             --              --       3,540
  Net distributions to MRV
    Communications, Inc.               --         --          --          --      (1,232)            --              --      (1,232)
                                ---------   ---------  ---------   ---------   ---------      ---------       ---------   ---------
Balance at December 31, 1998           --          --         --          --       8,090             --              --       8,090
  Net income                           --          --         --          --       4,175             --              --       4,175
  Net advances from MRV
    Communications, Inc.               --         --          --          --       1,709             --              --       1,709
                                ---------   ---------  ---------   ---------   ---------      ---------       ---------   ---------
Balance at December 31, 1999           --          --         --          --      13,974             --              --      13,974
  Comprehensive loss:
    Net loss                           --          --         --     (29,241)    (35,744)            --              --     (64,985)
    Foreign translation
      adjustment                       --          --         --          --          --             --          (3,360)     (3,360)
                                                                                                                          ---------
Comprehensive loss                                                                                                          (68,345)
Net advances from MRV
  Communications, Inc.                 --          --         --          --     439,657             --              --     439,657
Deferred stock compensation            --          --         --          --      84,350        (84,350)             --          --
Amortization of deferred stock
  compensation                         --          --         --          --          --         28,780              --      28,780
Allocation of Equity of MRV       144,000         144    502,093          --    (502,237)            --              --          --
Stock options issued in
  exchange for consulting
  services                             --          --        683          --          --             --              --         683
Common stock issued in
  Connection with
  initial public offering          12,000          12    132,290          --          --             --              --     132,302
                                ---------   ---------  ---------   ---------   ---------      ---------       ---------   ---------
Balance at December 31, 2000      156,000   $     156  $ 635,066   $ (29,241)  $      --      $ (55,570)      $  (3,360)  $ 547,051
                                =========   =========  =========   =========   =========      =========       =========   =========


The accompanying notes are an integral part of these consolidated financial statements.

LUMINENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                              Years ended December 31,
                                                                      ---------------------------------------
                                                                         1998           1999           2000
                                                                      ---------      ---------      ---------
                                                                                   (in thousands)
Cash Flows From Operating Activities:
  Net income (loss)                                                   $   3,540      $   4,175      $ (64,985)
  Adjustments to reconcile net income
    (loss) to net cash provided by operating activities:
      Depreciation and amortization                                       1,000          1,461         52,020
      Provision for doubtful accounts                                       778            500          2,915
      Amortization of deferred stock compensation                            --             --         28,780
      Loss on disposition of fixed assets                                    --             --             16
      Gain on sale of short-term investments                                 --             --            (50)
      Minority interest                                                      --             --           (707)
      Deferred income taxes                                                (168)        (1,026)        (4,030)

Changes in operating assets and liabilities,
  net of effects from acquisitions:
      Accounts receivable                                                  (326)        (4,605)        (3,194)
      Inventories                                                        (2,172)        (2,253)       (16,903)
      Prepaid and other current assets                                       --             (5)           753
      Accounts payable                                                      (72)           842         13,118
      Accrued expenses                                                      116            381          3,058
      Income taxes payable                                                 (915)         1,278          2,656
                                                                      ---------      ---------      ---------
        Net cash provided by operating activities                         1,781            748         13,447
                                                                      ---------      ---------      ---------
Cash Flows From Investing Activities:
     Purchases of property and equipment                                   (549)        (2,237)       (14,846)
     Proceeds from sale of property and equipment                            --             --          1,520
     Purchases of short-term investments                                     --             --         (3,022)
     Proceeds from sale of short-term investments                            --             --          2,524
     Net cash received in connection with acquisitions                       --             --          5,472
     Other assets                                                            --             --         (5,822)
                                                                      ---------      ---------      ---------
        Net cash used in investing activities                              (549)        (2,237)       (14,174)
                                                                      ---------      ---------      ---------
Cash Flows From Financing Activities:
     Net proceeds from issuance of common stock                              --             --        132,302
     Borrowings on long-term debt                                            --             --          6,092
     Payments on long-term debt                                              --             --         (4,002)
     Borrowings on short-term debt                                           --             --         19,079
     Payments on short-term debt                                             --             --        (21,349)
     Net change in other liabilities                                         --             --            190
     Net cash (distributions to) advances from MRV Communications        (1,232)         1,709          1,568
                                                                      ---------      ---------      ---------
        Net cash provided by (used in) financing activities              (1,232)         1,709        133,880

Effect of exchange rate on cash and cash equivalents                         --             --         (1,595)

Net increase in cash and cash equivalents                                    --            220        131,558
Cash and cash equivalents, beginning of year                                 --             --            220
                                                                      ---------      ---------      ---------
Cash and cash equivalents, end of year                                $      --      $     220      $ 131,778
                                                                      =========      =========      =========



The accompanying notes are an integral part of these consolidated financial statements.

LUMINENT, INC.

Notes to Consolidated Financial Statements



1. BUSINESS AND BASIS OF PRESENTATION

Luminent, Inc. ("Luminent" or the "Company") designs, manufactures, and sells a comprehensive line of fiber optic components that enable communications equipment manufactures to provide optical networking solutions for the rapidly growing metropolitan and access segments of the communications network. Its products are designed to meet the increasing bandwidth requirements between long-haul telecommunication networks and end users. Luminent specializes in singlemode fiber optic components and subsystems for high-capacity data transmission for long-reach applications in the metropolitan and access markets.

On April 29, 2000, MRV Communications, Inc. (MRV) announced its plan to create a separate company, Luminent, comprised of MRV's fiber optic transmission business. Luminent was incorporated in Delaware in March 2000, as a wholly owned subsidiary of MRV. Since the completion of Luminent's initial public offering in November 2000, MRV owns approximately 92% of Luminent's outstanding common stock.

On July 25, 2000, MRV and Luminent entered into a Master Separation and Distribution Agreement (the "Separation Agreement") effective on September 8, 2000 (the "separation date"), under which MRV continued to fund working capital and other needs for the first few months of operations as a separate, stand-alone entity. Additionally, MRV transferred to Luminent, substantially all of the assets and liabilities associated with Luminent's business.

As of the separation date, Luminent began operating independently from MRV. For periods prior to the separation date, the accompanying consolidated financial statements reflect MRV's historical bases in the assets and liabilities and the historical results of operations that were transferred to Luminent. Additionally, the consolidated financial statements include allocations of certain MRV corporate expenses, including centralized legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other MRV corporate and infrastructure costs. The expense allocations have been determined on bases that MRV and Luminent considered to be a reasonable reflection of the utilization of services provided or the benefit received by Luminent. The allocation methods are based on relative revenues, head counts or square footage. However, the financial information included herein may not reflect the consolidated financial position, operating results, changes in parent company investment and cash flows of Luminent in the future or what they would have been had Luminent been a separate, stand-alone entity during the periods presented.

Luminent faces numerous risks related to the fact that it has no history as an independent company. In addition, Luminent faces risks commonly associated with a technology company such as operating in a sector that is new and characterized by rapid technological change, evolving industry standards, the need to generate capital to fund operations and uncertainty regarding market acceptance of its products and products under development.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

EQUITY OF MRV COMMUNICATIONS, INC.

The MRV equity account represents the book value of net assets transferred to Luminent. No intercompany interest income or expense has been allocated to, or included in, the accompanying consolidated financial statements (see Note 7 for additional information regarding transactions with MRV). As of the separation date, the remaining balance of MRV Communications' equity was transferred to paid-in capital, and Luminent began to generate retained earnings as a stand-alone company.

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of Luminent and its wholly and majority owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

FOREIGN CURRENCY TRANSLATION

The reporting currency for the consolidated financial statements of the Company is the U.S. dollar. The assets and liabilities of companies whose functional currency is other than the U.S. dollar are included in the consolidation by translating the assets and liabilities at the exchange rates applicable at the end of the reporting period, while capital accounts are translated at historical rates. The statements of operations and cash flows of such companies are translated at the average exchange rates during the applicable period. Translation gains or losses are accumulated as a separate component of shareholders' equity. The Company has not tax effected the cumulative translation adjustment as there is no intention to remit the earnings.

REVENUE RECOGNITION

Luminent recognizes product revenue upon shipment of products, at which time, customer acceptance of the products have been attained and collection is considered probable. Products are shipped "FOB shipping point" with no rights of return other than normal warranty rights. Luminent generally warrants its products against defects in material and workmanship for one year. The estimated cost of warranty obligations is recognized at the time of revenue recognition.

Sales to MRV and its affiliates are made in the ordinary course of business under terms and conditions that Luminent believes are substantially equal to terms and conditions granted to third party customers (See Note 7).

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid instruments with an original maturity of three months or less to be cash equivalents. Luminent's short-term investments have initial maturities of greater than three months. These securities are classified as "available-for-sale" in accordance with Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." These investments are carried at fair market value with any unrealized gains and losses recorded as a separate component of stockholders' equity. Fair value is based upon market prices quoted on the last day of the year. Unrealized gains or losses on securities were insignificant as of December 31, 2000.

Luminent maintains cash balances and investments in highly qualified financial institutions. At various times, such amounts are in excess of insured limits.

INVENTORIES

Inventories are stated at the lower of cost or market and consist of materials, labor and overhead. Cost is determined by the first-in, first-out method.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives:

     Buildings                                    20 years
     Machinery and equipment                      3 years
     Furniture and fixtures                       5 years
     Computer hardware and software               3 years
     Leasehold improvements                       Lesser of lease term or useful lives

Maintenance and repairs are charged to expense as incurred and the costs of additions and betterments that increase the useful lives of the assets are capitalized.

GOODWILL, NET

Goodwill, net represents the excess cost over the fair value of net assets of the businesses acquired. Goodwill is being amortized using the straight-line method over estimated useful lives of 5 years. Amortization of goodwill of $47.4 million has been included in the accompanying consolidated statement of operations for the year ended December 31, 2000.

IMPAIRMENT OF LONG-LIVED ASSETS

Luminent evaluates its long-lived assets, including certain intangibles, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows (undiscounted and without interest charges) expected to be generated by the asset. If these assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and long-term debt are carried at cost, which approximates their fair market value.

INCOME TAXES

Deferred income tax assets or liabilities are computed based on the temporary differences between the financial statement and income tax bases of assets and liabilities using the statutory marginal income tax rate in effect for the years in which the differences are expected to reverse. Deferred income tax expenses or credits are based on the changes in the deferred income tax assets or liabilities from period to period. For purposes of these financial statements, income taxes have been calculated as if Luminent had prepared a tax return on a stand-alone basis.

STOCK-BASED COMPENSATION

Luminent accounts for its employees stock plan under the intrinsic value method prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees," and related interpretations, and has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Luminent accounts for option and warrant grants to non-employees using the guidance prescribed by SFAS No. 123, Financial Accounting Standards Board (FASB) Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB Opinion No. 25," and Emerging Issues Task Force (EITF) No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods, or Services," whereby the fair value of such option and warrant grants are determined using the Black-Scholes option pricing model at the earlier of the date at which the non-employee's performance is completed or a performance commitment is reached.

Deferred stock compensation is being amortized using the graded vesting method. Using this method, approximately 57%, 26%, 13% and 4%, respectively, of each option's compensation expense is amortized in each of the 4 years following the date of grant.

EARNINGS PER SHARE

Basic and diluted earnings per common share are computed using the weighted average number of common shares outstanding (adjusted for the effect of the stock split discussed in Note 10). The weighted average number of shares used for computation of basic and diluted earnings (loss) per share were 144,000,000 for 1998 and 1999, and 145,677,000 for 2000. The 10.3 million stock options outstanding and 75,000 warrants outstanding have been excluded from the diluted computations of earnings per share as their effect would be anti-dilutive.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 1998 and June 1999, the FASB issued SFAS No. 133, "Accounting for Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138, which provides additional guidance for the application of SFAS No. 133 for certain transactions. Luminent will adopt the statement in January 2001 and does not expect the adoption of this statement to have a material impact on its financial position or results of operations.

In December 1999, the Securities and Exchange Commissions (SEC) issued Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition in Financial Statements," and related interpretations. SAB No. 101 summarizes certain of the Securities and Exchange Commission's views in applying generally accepted accounting principles to revenue recognition in financial statements. Luminent has adopted the provisions of SAB No. 101, which did not have a material impact on its financial position or results of operations.

In March 2000, the FASB issued FIN 44. FIN 44 clarifies the application of APB No. 25 for certain issues, including the definition of an employee, the treatment of the acceleration of stock options and the accounting treatment for options assumed in business combinations. FIN 44 became effective on July 1, 2000, but is applicable for certain transactions dating back to December 1998. The adoption of FIN 44 did not have a significant impact on Luminent's financial position or results of operations.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. BUSINESS ACQUISITIONS

In December 1999, MRV acquired 51% of the outstanding stock of Luminent Korea in exchange for approximately $250,000 in cash. This investment was accounted for using the purchase method. The assets and liabilities of this acquired entity have been "pushed down" to Luminent.

On April 24, 2000, MRV completed the acquisition of approximately 97% of the outstanding capital stock of Fiber Optic Communications, Inc., a Republic of China corporation. Fiber Optic Communications is a manufacturer of passive fiber optic components for Wavelength Division Multiplexing. Under the terms of the purchase agreement, Fiber Optic Communications shareholders received approximately $48.6 million in cash and approximately 4.7 million shares of MRV common stock and options to purchase 680,000 shares of MRV common stock for a total purchase price of approximately $310.4 million. The issuance price of the MRV common stock was approximately $53 per share, which was determined based on the average market price five days before and after the terms were agreed upon. The options to purchase MRV common stock are exercisable at $3.00 per share, have an aggregate intrinsic value of $14.1 million, and vest over a four-year period. The acquisition is being accounted for using the purchase method of accounting. The assets and liabilities of the acquired entity have been "pushed down" to Luminent. The excess purchase price paid over the fair value of the net identifiable assets acquired of $261.6 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. The deferred compensation is being amortized using the graded vesting method over 4 years.

On July 12, 2000, MRV completed the acquisition of all of the outstanding capital stock of Quantum Optech Inc., a Republic of China corporation. Quantum Optech is a manufacturer of optical thin film coating and filters for Dense Wavelength Division Multiplexing. Under the terms of the purchase agreement, Quantum Optech shareholders received approximately 1.0 million shares of MRV common stock and options to purchase approximately 160,000 shares of MRV common stock for a total purchase price of approximately $36.2 million. The issuance price of the MRV common stock was approximately $30 per share, which was determined based on the average market price five days before and after the terms were agreed upon. The options to purchase MRV common stock are exercisable at $3.00 per share, have an aggregate intrinsic value of $4.0 million, of which $1.3 million is vested, and the remaining vest over a four-year period. The acquisition is being accounted for using the purchase method of accounting. The assets and liabilities of the acquired entity have been "pushed down" to Luminent. The excess purchase price paid over the fair value of the net identifiable assets acquired of $27.9 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. The deferred compensation is being amortized using the graded vesting method over 4 years.

On July 21, 2000, MRV completed the acquisition of approximately 99% of the outstanding capital stock of Optronics International Corp., a Republic of China corporation. Optronics International is a manufacturer of high temperature semiconductor lasers, transceivers and detectors for optical networks. Under the terms of the purchase agreement, Optronics International shareholders received approximately 3.4 million shares of MRV common stock and options to purchase approximately 800,000 shares of MRV common stock for a total purchase price of approximately $124.3 million. The issuance price of the MRV common stock was approximately $30 per share, which was determined based on the average market price five days before and after the terms were agreed upon. The options to purchase MRV common stock are exercisable at $3.00 per share, have an aggregate intrinsic value of $20.0 million, of which $6.6 million is vested, and the remaining vest over a four-year period. The acquisition is being accounted for using the purchase method of accounting. The assets and liabilities of the acquired entity have been "pushed down" to Luminent. The excess purchase price paid over the fair value of the net identifiable assets acquired of $99.5 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. The deferred compensation is being amortized using the graded vesting method over 4 years.

The purchase price of Fiber Optic Communications, Quantum Optech and Optronics International were allocated as follows (in thousands, unaudited):

     Purchase price                                         $420,861
     Allocation of purchase price

         Net tangible assets                                   1,750
         Deferred stock compensation                          30,150
         Goodwill                                            388,961

The outstanding capital stock of Fiber Optic Communications, Quantum Optech and Optronics International, purchased by MRV, has been contributed to Luminent. The results of operations of these acquisitions have been included in Luminent's consolidated financial statements from the date of acquisition. The following unaudited pro forma financial information presents the combined results of operations of Luminent, Fiber Optic Communications, Quantum Optech and Optronics International as if the acquisitions had occurred as of January 1, 1999, giving effect to certain adjustments, including amortization of goodwill and other intangibles and deferred compensation charges.


                                                              December 31,
                                                        ------------------------
                                                          1999            2000
                                                        ---------      ---------
                                                              (unaudited)
     Pro forma net sales                                $  93,262      $ 137,782
     Pro forma net loss                                 $ (95,557)     $ (91,830)
     Pro forma basic and diluted net loss per share     $   (0.66)     $   (0.63)


4. INVENTORIES

Inventories consisted of the following (in thousands):


                                                      December 31,
                                                   -------------------
                                                    1999        2000
                                                   -------     -------
     Raw materials                                 $ 4,291     $22,896
     Work in process                                 3,655      12,402
     Finished goods                                    809       4,130
                                                   -------     -------
         Total inventories                         $ 8,755     $39,428
                                                   =======     =======

5. BUSINESS SEGMENTS AND CONCENTRATIONS OF RISK

Luminent operates under one reportable segment: fiber optic components and modules. Fiber optic components and modules include discrete components such as laser diodes and light emitting diodes and integrated components such as transmitters, receivers and transceivers. These products are sold primarily to original-equipment manufacturers and through distributors.

The Company depends on single or limited source suppliers for some of the key components and materials in its products, which makes Luminent susceptible to supply shortages or price fluctuations that could adversely affect operating results. Management believes this will not have a significant impact on operations.

For the two years ended December 31, 1998 and 1999, the Company had one customer that accounted for more than 18% and 40% of net sales, respectively. As of December 31, 1999, one customer accounted for approximately 30% of total accounts receivable. For the year ended December 31, 2000, the Company had 2 customers that accounted for approximately 29% of net sales. As of December 31, 2000, the Company had one customer that accounted for approximately 13% of accounts receivable. Certain geographical area information follows (in thousands).

        Geographical Area Net Sales (in thousands):


                                         Years ended December 31,
                                     ----------------------------------
                                       1998         1999         2000
                                     --------     --------     --------
        North America                $ 22,808     $ 52,737     $ 76,995
        Asia-Pacific                    7,646        3,812       25,773
        Europe                          3,056        4,678       18,575
        Other                           5,086        4,037        2,850
                                     --------     --------     --------
                 Total net sales     $ 38,596     $ 65,264     $124,193
                                     ========     ========     ========


6. INCOME TAXES

        The provision for income taxes consisted of the following (in thousands):

                                          Years ended December 31,
                                       ---------------------------------
                                        1998         1999          2000
                                       -------      -------      -------
        Current
            Federal                    $ 1,944      $ 2,968      $ 4,988
            State                          567          822        1,358
            Foreign                         --           --          450
                                       -------      -------      -------
                                         2,511        3,790        6,796
        Deferred
            Federal                       (121)        (817)      (3,156)
            State                          (47)        (209)        (874)
            Foreign                         --           --           --
                                       -------      -------      -------
                                          (168)      (1,026)      (4,030)
                                       -------      -------      -------
        Provision for income taxes     $ 2,343      $ 2,764      $ 2,766
                                       =======      =======      =======

The income tax provision differs from the amount computed by applying the federal statutory income tax rate to income before provision for income taxes as follows:


                                                            Years ended December 31,
                                                          ------------------------------
                                                          1998         1999         2000
                                                          ----         ----         ----
        Tax computed at federal statutory rate              34%          34%         35%
        State income taxes, net of federal effect            6            6          (1)
        Foreign taxes at rates less than domestic rates     --           --           4
        Permanent differences                               --           --         (32)
        Change in valuation allowance                       --           --         (10)
                                                          ----         ----         ----
            Provision for income taxes                     40%          40%         (4)%
                                                          ====         ====         ====

The components of the net deferred income tax assets at December 31, 1999 and 2000 are as follows (in thousands):


                                                       December 31,
                                                -------------------------
                                                  1999             2000
                                                --------         --------
        Accrued expenses                        $    320         $    209
        Allowance for doubtful accounts              687            1,307
        Deferred stock compensation                   --            6,630
        Inventory reserves                           905            3,543
        State income taxes                           278              475
        Other                                         --              276
                                                --------         --------
                                                   2,190           12,440
        Valuation allowance                           --           (6,220)
                                                --------         --------
            Net deferred tax asset              $  2,190         $  6,220
                                                ========         ========

Realization of the net deferred tax assets is dependent on its ability to carry losses back to prior periods or on generating sufficient taxable income during the periods in which temporary differences will reverse. Management reviews its deferred tax assets and has provided a valuation allowance based on its assessment of the expected future benefit to be ultimately received from each asset identified. Although realization is not assured, management believes it is more likely than not that the net deferred tax assets will be realized.

        Income (Loss) before Provision for Income Taxes (in thousands):


                                                                            Years Ended December 31,
                                                                    -------------------------------------------
                                                                      1998             1999              2000
                                                                    --------         --------          --------
        United States                                               $  5,883         $  6,940          $ (8,277)
        Non-United States                                                 --               (1)          (53,942)
                                                                    --------         --------          --------
            Income (loss) before provision for income taxes         $  5,883         $  6,939          $(62,219)
                                                                    ========         ========          ========

7. TRANSACTIONS WITH MRV COMMUNICATIONS, INC.

Luminent's sales of products to MRV and its affiliates was $2.1 million in 1998, $2.5 million in 1999, and $4.9 million in 2000. Through December 31, 2000, Luminent had received a total of $6.5 million from MRV to fund payroll and other operations related matters. Luminent repaid this amount to MRV through operating cash and offsetting amounts due from MRV on or before December 31, 2000.

For the three years in the period ended December 31, 2000, intercompany transactions between Luminent and MRV consisted of the following (in thousands):

                                                                            Years Ended December 31,
                                                                    -------------------------------------------
                                                                      1998             1999              2000
                                                                    --------         --------          --------
Sales to MRV and its affiliates                                     $  2,104         $  2,503          $  4,878
Operating expenses                                                     7,218            9,512            14,213
Fair value of acquisitions                                                --              250           440,628
Deferred stock compensation                                               --               --            40,950
Net cash advances (distributions)                                     (1,232)           1,709             1,568
                                                                    --------         --------          --------
  Equity of MRV Communications, Inc.                                $  8,090         $ 13,974          $502,237
                                                                    ========         ========          ========

Luminent's costs and expenses include allocations from MRV for centralized legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other MRV corporate and infrastructure costs. These allocations have been determined on bases that MRV and Luminent considered to be a reasonable reflection of the utilization of services provided for the benefit received by Luminent. The allocation methods are based on relative revenues, headcount or square footage. No intercompany interest income or expense has been allocated to, or included in, the accompanying consolidated financial statements.

For purposes of governing the ongoing relationships between Luminent and MRV at and after the separation and to provide for an orderly transition, Luminent and MRV have entered into various agreements. A brief description of each of the agreements follows.

Master Separation and Distribution Agreement
- --------------------------------------------

MRV and Luminent have entered into a Master Separation Agreement, which contains key provisions relating to the separation, Luminent's initial funding, initial public offering and the distribution of Luminent's common stock to MRV's stockholders. The Master Separation and Distribution Agreement lists the documents and items that the parties must deliver in order to accomplish the transfer of assets and liabilities from MRV to Luminent, effective on the separation date. The Master Separation and Distribution Agreement also contains conditions that must occur prior to the distribution. The parties also entered into ongoing covenants that survive the transactions, including covenants to establish interim service level agreements, exchange information, engage in certain auditing practices and resolve disputes in particular ways.

General Assignment and Assumption Agreement
- -------------------------------------------

The General Assignment and Assumption Agreement identifies the assets that MRV has transferred to Luminent and the liabilities that Luminent has assumed from MRV in the separation. The Agreement General Assignment and Assumption also describes when and how these transfers and assumptions occurred. In general, these assets and liabilities were those that appeared in the consolidated balance sheet as of September 30, 2000.

Intellectual Property Agreements
- --------------------------------

The Master Technology Ownership and License Agreement, the Master Patent Ownership and License Agreement and the Master Trademark Ownership and License Agreement together are referred to as the Intellectual Property Agreements. Under the Intellectual Property Agreements, MRV confirmed that Luminent owns or transferred to Luminent its rights in specified patents, patent applications, invention disclosures, specified trademarks and other intellectual property related to Luminent's current business and research and development efforts.

Employee Matters Agreement
- --------------------------

The Employee Matters Agreement outlines how MRV and Luminent allocated assets, liabilities and responsibilities relating to current and former employees of Luminent and their participation in the benefits plans, including stock plans, that MRV currently sponsors and maintains. The Employee Matters Agreement also contains provisions describing some of Luminent's employee benefit and employee stock plans.

All eligible Luminent employees continue to participate in the MRV benefits plans on comparable terms and conditions to those for MRV employees until the distribution date or until Luminent establishes benefit plans for its employees, or elects not to establish comparable plans if it is not legally or financially practical. Luminent intends to establish its own benefit program no later than the time of distribution.

Once Luminent establishes it own benefits plans, it may modify or terminate each plan in accordance with the terms of that plan and its policies. No Luminent benefit plan will provide benefits that overlap benefits under the corresponding MRV benefit plan at the time of the distribution. Each Luminent benefit plan will provide that all service, compensation and other benefit determinations that, as of the distribution, were recognized under the corresponding MRV benefits plan will be taken into account under that Luminent benefit plan.

Following the date of MRV's distribution of its Luminent common stock to its stockholders, Luminent will be under no obligation to maintain these plans in the form in which they were established or at all. The transfer to Luminent of employees at certain of MRV's international operations, and of certain employee benefit plans, may not take place until Luminent receives consents or approvals or has satisfied other applicable requirements.

Tax Sharing Agreement
- ---------------------

The Tax Sharing Agreement allocates MRV's and Luminent's responsibilities for certain tax matters. The agreement requires Luminent to pay MRV for the incremental tax costs of Luminent's inclusion in consolidated, combined or unitary tax returns with affiliated corporations. In determining these incremental costs, the Tax Sharing Agreement takes into account not only the group's incremental tax payments to the Internal Revenue Service or other taxing authorities, but also the incremental use of tax losses of affiliates to offset Luminent's taxable income, and the incremental use of tax credits of affiliates to offset the tax on Luminent's income. The Tax Sharing Agreement also provides for compensation or reimbursement as appropriate to reflect redeterminations of Luminent's tax liability for periods during which Luminent joined in filing consolidated, combined or unitary tax returns.

The Tax Sharing Agreement also requires Luminent to indemnify MRV for certain taxes and similar obligations, including (a) sales taxes on the sale of products purchased by MRV from Luminent before the distribution, (b) customs duties or harbor maintenance fees on products exported or imported by MRV on behalf of Luminent, (c) the additional taxes that would result if an acquisition of a controlling interest in Luminent's stock after the distribution causes the distribution not to qualify for tax-free treatment to MRV, and (d) any taxes resulting from transactions undertaken in preparation for the distribution.

Luminent's indemnity obligations include any interest penalties on taxes, duties or fees for which Luminent must indemnify MRV.

Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the group's federal income tax liability. Accordingly, Luminent could be required to pay a deficiency in the group's federal income tax liability for a period during which Luminent was a member of the group even if the Tax Sharing Agreement allocates that liability to MRV or another member.

Master Transitional Services Agreement
- --------------------------------------

The Master Transitional Service Agreement governs the provision of information technology services by MRV and Luminent to each other, on an interim basis, for one year from the date of separation, unless extended for specific services or otherwise indicated in the agreement. The services include data processing and telecommunications services, such as voice telecommunications and data transmission, and information technology support services, for functions including accounting, financial management, tax, payroll, stockholder and public relations, legal, procurement, and other administrative functions. Specified charges for such services are generally intended to allow the providing company to recover the direct and indirect costs of providing the services. The Master Transitional Services Agreement also will cover the provision of certain additional transitional services identified from time to time after the separation date that were inadvertently or unintentionally omitted from the specified services, or that are essential to effectuate an orderly transition under the Master Separation and Distribution Agreement, so long as the provision of such services would not significantly disrupt MRV's operations or significantly increase the scope of its responsibility under the agreement.

In addition, the Master Transitional Services Agreement will provide for the replication of some computer systems, including hardware, software, data storage or maintenance and support components. Generally, the party needing the replicated system will bear the costs and expenses of replication. Generally, the party purchasing new hardware or licensing new software will bear the costs and expenses of purchasing the new hardware or obtaining the new software licenses.

Real Estate Matters Agreement
- -----------------------------

The Real Estate Matters Agreement addresses real estate matters relating to the MRV leased and owned properties that MRV will transfer to or share with Luminent. The Real Estate Matters Agreement describes the manner in which MRV will transfer to or share with Luminent various leased and owned properties. The Real Estate Matters Agreement provides that Luminent will be required to accept the transfer of all sites allocated to Luminent, even if a site has been damages by a casualty before the separation date. The Real Estate Matters Agreement also provides that all reasonable costs required to effect the transfers, including landlord consent fees and landlord attorney's fees will be paid by MRV.

Indemnification and Insurance Matters Agreements
- ------------------------------------------------

Effective as of the separation date, subject to specified exceptions, Luminent and MRV will each release the other from any liabilities arising from events occurring on or before the separation date, including events occurring in connection with the activities to implement the separation, the initial public offering and the distribution. The Indemnification and Insurance Matters Agreement also contains provisions governing indemnification. In general, Luminent and MRV will each indemnify the other from all liabilities arising from their respective businesses or contracts, as well as liabilities arising from a breach of the Master Separation and Distribution Agreement or any ancillary agreement. In addition, MRV and Luminent will each indemnify the other against liability for specified environmental conditions. Luminent will reimburse MRV for the cost of any insurance coverage from the separation date to the distribution date.

8. SHORT-TERM BORROWINGS

The Company's short-term borrowings consist of secured and unsecured short-term loans and notes entered into with certain financial institutions. As of December 31, 2000, these short-term borrowings totaled approximately $8.0 million and approximately $2.9 million of two Taiwanese subsidiaries' assets have been pledged as collateral on these borrowings. The weighted average interest rate on these notes is 6.2% and the notes are incurred and paid in the New Taiwan Dollar. The unused line of credit is $446,000 at December 31, 2000.

9. LONG-TERM DEBT

Long-term debt consisted of the following as of December 31, 2000 (in thousands):


        Notes payable to financial institutions bearing
            interest ranging from 6.5% to 8.9%, payable in monthly or
            quarterly installments of
            principal and interest through October 2012,
            secured by $15.0 in pledged assets of two
            Taiwanese subsidiaries                                                $ 12,157
            Less - Current Portion                                                  (2,607)
                                                                                  --------
                                                                                  $  9,550
                                                                                  ========

The following summarizes the required principal payments on long-term debt as of December 31, 2000 (in thousands):


  Year ending December 31,
        2001                                   $ 2,607
        2002                                     1,586
        2003                                     1,690
        2004                                     1,649
        2005                                     1,608
        Thereafter                               3,017
                                               -------
                                               $12,157
                                               =======

10. STOCKHOLDERS' EQUITY

Luminent's Board of Directors authorized 30,000,000 shares of its $.001 par value of preferred stock, of which none was issued or outstanding as of December 31, 1999 and 2000. Luminent's Board of Directors also authorized 300,000,000 of its $.001 par value common stock with 144,000,000 and 156,000,000 shares issued and outstanding as of December 31, 1999 and 2000, respectively. Effective July 25, 2000, the Board of Directors declared a 144,000-for-one stock split. All references to share and per-share data for all periods presented have been restated to give effect to this stock split.

On November 9, 2000, Luminent issued 12,000,000 shares of its common stock for $12 per share, or $144.0 million, to complete its initial public offering. Net proceeds of $132.3 million were received after deducting the underwriters' discount and other costs of the offering.

STOCK OPTIONS

In July 2000, the Board of Directs adopted, and the stockholder approved the 2000 Stock Option Plan (the Plan). The Plan provides for grants of qualified incentive stock options, non-qualified stock options, restricted stock awards and other stock-based awards to officers, employees, directors, consultants and advisors of the Company. Stock-based awards are generally granted at not less than fair market value at the grant date, and typically vest over a four-year period and expire ten years after the grant date. 10,400,000 shares of common stock have been reserved for issuance under the Plan. As of December 31, 2000 4,685,100 options have been granted under the Plan, and 5,715,000 are available for future grant under the Plan.

In July 2000, Luminent and MRV entered into four-year employment contracts with the Chief Executive Officer (CEO) and Chief Financial Officer (CFO) of Luminent. The agreements provide for annual salaries, performance bonuses and a combination of stock options to purchase common stock of MRV and Luminent. The CEO received approximately 316,000 options to purchase shares of MRV common stock at $32.56 per share (a substantial discount) expiring in five years. The CFO received approximately 22,000 options to purchase shares of MRV common stock at $33.44 per share (a substantial discount) expiring in five years. These options are immediately exercisable, however they provide for the repurchase in the event of voluntary termination. These grants have been accounted for under APB No. 25 and the intrinsic value (fair market value less exercise price) results in additional deferred stock compensation of approximately $11.1 million that is being amortized over the four year vesting period. Furthermore, Luminent granted 4.8 million and 800,000 of its stock options to the CEO and CFO, respectively. The options are exercisable at $6.25 per share and vest over 4 years. These grants have been accounted for in accordance with APB No. 25 and the intrinsic value (original mid point of filing range, $14, less $6.25) resulted in aggregate deferred stock compensation of approximately $43.4 million. The deferred stock compensation is being amortized using the graded vesting method over four years.

Stock option information with respect to options granted under the Plan and MRV options granted to Luminent employees is as follows (in thousands, except share prices):

Options granted by Luminent (in thousands, except share prices):


                                       Year Ended December 31, 2000
                                       ----------------------------
                                                         Wtd. Avg.
                                        Shares           Ex. Price
                                      ----------         ---------
Outstanding, beginning of year                --
Granted                                   10,285         $    8.77
Exercised                                     --                --
Forfeited                                     --                --
                                          ------         ---------
Outstanding, end of year                  10,285         $    8.77
                                          ======         =========

Information about Luminent stock options outstanding at December 31, 2000 is summarized as follows (in thousands, except share prices):


                       Number Outstanding       Weighted Average         Number Exercisable
        Exercise         at December 31,            Remaining              at December 31,
         Price                 2000               Contract Life                  2000
      -----------      ------------------       ----------------         ------------------
      $6.00-6.25               5,767               9.53 years                   1,400
          $12.00               4,518               9.85 years                      40
                              ------                                            -----
                              10,285                                            1,440
                              ======                                            =====

Options granted by MRV (in thousands, except share prices):


                                                                    Year Ended December 31,
                                   ----------------------------------------------------------------------------------------
                                              1998                           1999                           2000
                                   --------------------------     --------------------------     --------------------------
                                                   Wtd. Avg.                      Wtd. Avg.                       Wtd. Avg.
                                     Shares        Ex. Price        Shares        Ex. Price        Shares         Ex. Price
                                   ----------      ----------     ----------      ----------     ----------      ----------
Outstanding, beginning of year            140      $     4.27            242      $     2.62            434      $     4.37
Granted                                   102            3.85            256            5.59          2,060            8.81
Exercised                                  --              --            (64)           2.68            (85)           3.44
Forfeited                                  --              --             --              --             --              --
Canceled in repricing                    (193)           4.47             --              --             --              --
Granted in repricing                      193            2.63             --              --             --              --
                                   ----------      ----------     ----------      ----------     ----------      ----------
Outstanding, end of year                  242      $     2.62            434      $     4.37          2,409      $     8.20
                                   ==========      ==========     ==========      ==========     ==========      ==========

Information about MRV stock options outstanding at December 31, 2000 is summarized as follows (in thousands, except share prices):



                                       Number Outstanding         Weighted Average            Number Exercisable
                  Exercise               at December 31,             Remaining                   at December 31,
                    Price                    2000                   Contract Life                      2000
               ---------------         ------------------         ----------------            ------------------
               $ 2.63 - $ 2.97                  180                   7.20 years                          21
               $ 6.69 - $ 6.82                  169                   8.50 years                          11
               $14.63 - $33.44                  354                   9.54 years                         338
               $42.13 - $64.88                   83                   9.29 years                          --
                        $ 3.00                1,623                   9.44 years                          --
                                         ----------                                                ---------
                                              2,409                                                      370
                                         ==========                                                =========

In July 2000, Luminent granted 75,000 warrants to purchase common stock to a non-employee in connection with the hiring of its CEO. The warrants had a fair value on the date of grant of approximately $635,000, are immediately exercisable and expire in July 2010. In November 2000, Luminent granted 10,000 options to purchase common stock to a non-employee in connection consulting services received. The options had a fair value on the date of grant of approximately $48,000, are immediately exercisable and expire in November 2010. The expense related to the issuance of these warrants and options is included the accompanying consolidated statements of operations.

ACCOUNTING FOR STOCK-BASED COMPENSATION

SFAS No. 123 permits companies to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. In management's opinion, the existing stock option valuation models do not necessarily provide a reliable single measure of the fair value of stock-based awards. Therefore, as permitted, the Company applies the existing accounting rules under APB No. 25 and provides pro forma net income and pro forma earnings per share disclosures for stock based awards made during the year as if the fair-value-based method defined in SFAS No. 123 had been applied. Net loss and net loss per share would have been reduced to the following pro forma amounts (in thousands, except per share amounts):

                                                                     1998            1999             2000
                                                                  ----------      ---------       -----------
     Additional compensation expense                              $       86      $     195       $   25,544
     Pro forma net income (loss)                                  $    3,454      $   3,980       $  (90,529)
     Pro forma basic and diluted net earnings (loss) per share    $     0.02      $    0.03       $    (0.62)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. Option valuation models also require the input of highly subjective assumptions such as expected option life and expected stock price volatility. The following assumptions were applied for all periods presented:
(i) expected dividend yield of 0%, (ii) expected volatility rate ranging from 64% to 230%, (iii) expected lives ranging from 5 to 10 years, and (iv) the risk-free interest rate ranging from 4.29 to 6.23%.

Because the Company's employee stock-based compensation plan has characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, the Company believes that the existing option valuation models do not necessarily provide a reliable single measure of the fair value of awards from the plan.

11. COMMITMENTS AND CONTINGENCIES

        LEASE COMMITMENTS

        The Company leases facilities and certain equipment under lease arrangements expiring in various years through July 2005. The aggregate minimum annual lease payments under leases in effect on December 31, 2000 were as follows (in thousands):


                                                 Operating
                                                  Leases
                                                 ---------
     2001                                         $1,556
     2002                                            972
     2003                                            929
     2004                                            603
     2005                                            295
     Thereafter                                    1,012
                                                  ------
                                                  $5,367
                                                  ======


        Rental expense under lease agreements for the years ended December 31, 1998, 1999 and 2000 was $54,000, $349,000 and $882,000 million, respectively.

        Through foreign subsidiaries, Luminent has open letters of credit totaling approximately $4.0 million. The letters of credit expire through August 2001.

        LITIGATION

        Luminent has received notices from third party alleging possible infringements of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. The Company's policy is to discuss these notices with the senders in an effort to demonstrate that the Company's products and/or processes do not violate any patents. The Company is currently involved in such discussions with Ortel and Rockwell. The Company is evaluating these claims and presently does not believe that any of its products or processes violates any of the patents asserted by these parties, and the claims are without merit. Additionally the Company intends to vigorously defend its positions if any legal action is taken. Management believes the ultimate outcome of such claims will not have a material impact on the results of operations or financial position.

12. RELATED PARTY TRANSACTION

During the year the Company reimbursed $48,000 to the Chief Executive Officer for legal fees incurred in connection with the negotiation of his employment agreement.

13. SUPPLEMENTAL STATEMENTS OF CASH FLOWS INFORMATION

Supplemental information regarding the Statements of Cash Flows is as follows (in thousands):


                                                                          Years ended December 31,
                                                                    -----------------------------------
                                                                      1998          1999          2000
                                                                    -------        -----        -------
     Supplemental disclosure of cash flow information
         Cash paid during the year for interest                     $    --        $  --        $   975
         Cash paid during the year for income taxes                 $    --        $  --        $    88
     Supplemental schedule of noncash investing activities
         Fair value of assets acquired, net of cash received        $    --        $  --        $39,263
         Less: Liabilities assumed                                       --           --         33,791
                                                                    -------        -----        -------
              Cash acquired in acquisitions                         $    --        $  --        $ 5,472
                                                                    =======        =====        =======