Form 10-Q
period 2001-03-31
LUMINENT INC
filed 2001-05-15
CIK 1119602

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

                                ----------------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

                                 (818) 773-9044
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 30, 2001 156,000,000 shares of the registrant's common stock were outstanding.

===============================================================================

                                 LUMINENT, INC.

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                          PART I. Financial Information

Item 1      Financial Statements
                Consolidated Condensed Balance Sheets at March 31, 2001 and
                  December 31, 2000                                                 3
                Consolidated Condensed Statements of Operations for the
                  three months ended March 31, 2001 and 2000                        5
                Consolidated Condensed Statements of Cash Flows for the three
                  months ended March 31, 2001 and 2000                              6
                Notes to Consolidated Condensed Financial Statements                7
Item 2      Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                            13
Item 3      Quantitative and Qualitative Disclosures About Market Risk             38

                           PART II. Other Information

Item 1      Legal Proceedings                                                      38
Item 2      Changes in Securities and Use of Proceeds                              38
Item 4      Submission of Matters to a Vote of Security Holders                    39
Item 5      Other Information                                                      39
Item 6      Exhibits and Reports on Form 8-K                                       41
            Signatures                                                             46

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                                 LUMINENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)


                                     ASSETS

                                                               March 31,       December 31,
                                                                 2001             2000
                                                              ----------       ------------
                                                             (unaudited)
Current assets:
   Cash and cash equivalents                                    $106,756         $131,778
   Short-term investments                                            293            1,082
   Accounts receivable, net of allowance of $5,026
       at March 31, and $4,455 at December 31                     22,381           21,613
   Inventories                                                    57,329           39,428
   Deferred income taxes                                           8,425            6,220
   Prepaids and other current assets                              18,334            9,106
                                                                 --------        --------
       Total current assets                                      213,518          209,227

Property and equipment, net                                       59,808           51,366
Goodwill, net                                                    322,052          341,540
Other assets                                                       3,247            3,247
                                                                --------         --------
       TOTAL ASSETS                                             $598,625         $605,380
                                                                ========         ========


              The accompanying notes are an integral part of these
                     consolidated condensed balance sheets.

                                 LUMINENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                         March 31,       December 31,
                                                                            2001            2000
                                                                        -----------      ------------
                                                                        (unaudited)
Current liabilities:
   Current portion of long-term debt                                      $   2,442       $   2,607
   Short-term borrowings                                                     11,973           7,957
   Accounts payable                                                          24,752          20,021
   Accrued expenses                                                           8,793          10,337
   Income taxes payable                                                       4,942           6,634
                                                                          ---------       ---------
              Total current liabilities                                      52,902          47,556

Long-term debt, net of current portion                                        9,285           9,550
Other long-term liabilities                                                     794             779
                                                                          ---------       ---------
              Total long-term liabilities                                    10,079          10,329

Minority interest                                                               465             444

Stockholders' equity:
   Preferred stock, $.001 par value, 30,000,000 shares
      authorized; none issued and outstanding                                    --              --
   Common stock, $.001 par value, 300,000,000 shares
      authorized; 156,000,000 shares issued and outstanding                     156             156
   Additional paid-in capital                                               635,066         635,066
   Accumulated deficit                                                      (51,539)        (29,241)
   Deferred stock compensation, net                                         (45,124)        (55,570)
   Accumulated other comprehensive loss                                      (3,380)         (3,360)
                                                                          ---------       ---------
              Total stockholders' equity                                    535,179         547,051
                                                                          ---------       ---------
              TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 598,625       $ 605,380
                                                                          =========       =========


              The accompanying notes are an integral part of these
                     consolidated condensed balance sheets.

                                 LUMINENT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)


                                                               Three Months Ended March 31,
                                                               ---------------------------
                                                                 2001              2000
                                                               ---------         ---------
Net Sales                                                      $  48,241         $  14,899
Cost of sales (1)                                                 32,212             9,654
                                                               ---------         ---------
     Gross Profit                                                 16,029             5,245

Operating costs and expenses:
     Selling, general and administrative (1)                      15,372             1,985
     Research and development (1)                                  5,196             2,449
     Parent company allocations                                       --               193
     Amortization of goodwill                                     19,488                --
                                                               ---------         ---------
                                                                  40,056             4,627

          Operating income (loss)                                (24,027)              618

Other income, net                                                  1,850                --
                                                               ---------         ---------

     Income (loss) before provision for income taxes
          and minority interest                                  (22,177)              618

Provision for income taxes                                           100               246

Minority interest                                                     21               190
                                                               ---------         ---------

     Net income (loss)                                         $ (22,298)        $     182
                                                               =========         =========

Net income (loss) per share, basic and diluted                     (0.14)             0.00
                                                               =========         =========

Shares used in per-share calculation, basic and diluted          156,000           144,000
                                                               =========         =========


(1) Includes amounts relating to deferred stock compensation of $683,000, $8.7 million and $1.1 million presented in "cost of sales", "selling, general and administrative" and "research and development", respectively, for the quarter ended March 31, 2001.

              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                 LUMINENT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)


                                                                            Three Months Ended March 31,
                                                                               2001               2000
                                                                            ----------         ----------
Cash Flows from Operating Activities:
     Net (loss) income                                                      $ (22,298)           $ 182
     Adjustments to reconcile net (loss) income to net cash
        (used in) provided by operating activities:
          Depreciation and amortization                                        20,961              190
          Provision for doubtful accounts                                         571               --
          Amortization of deferred stock compensation                          10,446               --
          Minority interest                                                        21              190
          Deferred income taxes                                                (2,205)              --
     Changes in operating assets and liabilities
          Accounts receivable                                                  (1,339)            (865)
          Inventories                                                         (17,901)            (499)
          Prepaid and other current assets                                     (9,228)              --
          Accounts payable                                                      4,731              736
          Accrued expenses                                                     (1,544)             179
          Income taxes payable                                                 (1,692)             271
                                                                            ---------            -----
                 Net cash (used in) provided by operating activities          (19,477)             384
Cash Flows from Investing Activities:
     Purchases of property and equipment                                       (9,915)            (156)
     Sale of short-term investments                                               789               --
                                                                            ---------            -----
                 Net cash used in investing activities                         (9,126)            (156)
Cash flows form financing activities:
     Payments on long-term debt                                                  (430)              --
     Payments on short-term debt                                               (5,818)              --
     Borrowings on short-term debt                                              9,834               --
     Net change in other liabilities                                               15               --
     Net cash distributions to MRV Communications, Inc.                            --             (265)
                                                                            ---------            -----
                 Net cash provided by (used in) financing activities            3,601             (265)

Effect of exchange rate on cash and cash equivalents                              (20)              17
                                                                            ---------            -----
Net decrease in cash and cash equivalents                                     (25,022)             (20)
Cash and cash equivalents, beginning of period                                131,778              220
                                                                            ---------            -----
Cash and cash equivalents, end of period                                    $ 106,756            $ 200
                                                                            =========            =====

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for
        Income taxes                                                            3,751               --
        Interest                                                                  308               --


              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

LUMINENT, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)


1. BUSINESS AND BASIS OF PRESENTATION

Business

Luminent, Inc. ("Luminent" or the "Company") designs, manufactures, and sells a comprehensive line of fiber optic components that enable communications equipment manufacturer's to provide optical networking solutions for the rapidly growing metropolitan and access segments of the communications network. The Company's products are designed to meet the increasing bandwidth requirements between long-haul telecommunication networks and end users. Luminent specializes in singlemode fiber optic components and subsystems for high-capacity data transmission for long-reach applications in the metropolitan and access markets.

Luminent was incorporated in Delaware in March 2000, as a wholly owned subsidiary of MRV Communications, Inc. ("MRV"). Since the completion of Luminent's initial public offering in November 2000, MRV has owned approximately 92% of Luminent's outstanding common stock.

On July 25, 2000, MRV and Luminent entered into a Master Separation and Distribution Agreement (the "Separation Agreement") which became effective as of September 8, 2000 (the "Separation Date"). MRV transferred to Luminent, substantially all of the assets and liabilities associated with Luminent's business.

As of the Separation Date, Luminent began operating independently from MRV. For periods prior to the Separation Date, the accompanying consolidated condensed financial statements reflect MRV's historical bases in the assets and liabilities and the historical results of operations that were transferred to Luminent. Additionally, the consolidated condensed financial statements include allocations of certain MRV corporate expenses, including centralized legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other MRV corporate and infrastructure costs. The expense allocations have been determined on bases that MRV and Luminent considered to be a reasonable reflection of the utilization of services provided or the benefit received by Luminent. The allocation methods are based on relative revenues, head counts or square footage. However, the financial information included herein may not reflect the consolidated financial position, operating results, changes in parent company investment and cash flows of Luminent in the future or what they would have been had Luminent been a separate, stand-alone entity during the periods presented.

Luminent faces numerous risks related to the fact that it has no history as an independent company. In addition, Luminent faces risks common to many technology companies including but not limited to operating in a sector that is new and characterized by rapid technological change, evolving industry standards, the need to generate capital to fund operations and uncertainty regarding market acceptance of its products and products under development.

Basis of Presentation

The accompanying consolidated condensed financial statements have been prepared by the Company, in accordance with accounting principles generally accepted in the United States for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present a fair presentation have been included. The operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2001.

Earnings per share

Basic and diluted earnings (loss) per common share are computed using the weighted average number of common shares outstanding. All share and per share amounts have been retroactively restated to give effect to the Company's 144,000-for-one stock split that occurred on July 25, 2000. The weighted average number of shares used for computation of basic and diluted earnings (loss) per share were 156,000,000 for March 31, 2001, and 144,000,000 for March 31, 2000.
The 10 million stock options outstanding and 75,000 warrants outstanding have been excluded from the diluted computations of loss per share as of March 31, 2001 as their effect would be anti-dilutive. There were no options or warrants outstanding as of March 31, 2000.


2. BUSINESS ACQUISITIONS

On April 24, 2000, MRV completed the acquisition of approximately 97% of the outstanding capital stock of Fiber Optic Communications, Inc., a Republic of China corporation. Fiber Optic Communications is a manufacturer of passive fiber optic components for Wavelength Division Multiplexing. Under the terms of the purchase agreement, Fiber Optic Communications shareholders received approximately $48.6 million in cash and approximately 4.7 million shares of MRV common stock and options to purchase 680,000 shares of MRV common stock for a total purchase price of approximately $310.4 million. The issuance price of the MRV common stock was approximately $53 per share, which was determined based on the average market price five days before and after the terms were agreed upon. The options to purchase MRV common stock are exercisable at $3.00 per share, have an aggregate intrinsic value of $14.1 million at the acquisition date, and vest over a four-year period. The acquisition is being accounted for using the purchase method of accounting. The assets and liabilities of the acquired entity have been "pushed down" to Luminent. The excess purchase price paid over the fair value of the net identifiable assets acquired of $261.6 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. The deferred compensation is being amortized using the graded vesting method over 4 years.

On July 12, 2000, MRV completed the acquisition of all of the outstanding capital stock of Quantum Optech Inc., a Republic of China corporation. Quantum Optech is a manufacturer of optical thin film coating and filters for Dense Wavelength Division Multiplexing. Under the terms of the purchase agreement, Quantum Optech shareholders received approximately 1.0 million shares of MRV common stock and options to purchase approximately 160,000 shares of MRV common stock for a total purchase price of approximately $36.2 million. The issuance price of the MRV common stock was approximately $30 per share, which was determined based on the average market price five days before and after the terms were agreed upon. The options to purchase MRV common stock are exercisable at $3.00 per share, have an aggregate intrinsic value of $4.0 million at the acquisition date, of which $1.3 million is vested, and the remaining vest over a four-year period. The acquisition is being accounted for using the purchase method of accounting. The assets and liabilities of the acquired entity have been "pushed down" to Luminent. The excess purchase price paid over the fair value of the net identifiable assets acquired of $27.9 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. The deferred compensation is being amortized using the graded vesting method over 4 years.

On July 21, 2000, MRV completed the acquisition of approximately 99% of the outstanding capital stock of Optronics International Corp., a Republic of China corporation. Optronics International is a manufacturer of high temperature semiconductor lasers, transceivers and detectors for optical networks. Under the terms of the purchase agreement, Optronics International shareholders received approximately 3.4 million shares of MRV common stock and options to purchase approximately 800,000 shares of MRV common stock for a total purchase price of approximately $124.3 million. The issuance price of the MRV common stock was approximately $30 per share, which was determined based on the average market price five days before and after the terms were agreed upon. The options to purchase MRV common stock are exercisable at $3.00 per share, have an aggregate intrinsic value of $20.0 million at the acquisition date, of which $6.6 million is vested, and the remaining vest over a four-year period. The acquisition is being accounted for using the purchase method of accounting. The assets and liabilities of the acquired entity have been "pushed down" to Luminent. The excess purchase price paid over the fair value of the net identifiable assets acquired of $99.5 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. The deferred compensation is being amortized using the graded vesting method over 4 years.

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

The outstanding capital stock of Fiber Optic Communications, Quantum Optech and Optronics International, purchased by MRV, has been contributed to Luminent. The results of operations of these acquisitions have been included in Luminent's consolidated financial statements from the date of acquisition. The following unaudited pro forma financial information presents the combined results of operations of Luminent, Fiber Optic Communications, Quantum Optech and Optronics International as if the acquisitions had occurred as of January 1, 2000, giving effect to certain adjustments, including amortization of goodwill and other intangibles and deferred compensation charges.

                                                          MARCH 31,
                                                   ----------------------
                                                      2001         2000
                                                   --------      --------
                                                        (UNAUDITED)
Pro forma net sales                                $ 48,241      $ 23,227
Pro forma net loss                                 $(21,445)     $(25,922)
Pro forma basic and diluted net loss per share     $  (0.14)     $  (0.18)


3. INVENTORIES

Inventories consisted of the following (in thousands):

                                             MARCH 31,    DECEMBER 31,
                                               2001          2001
                                             ---------    ------------
Raw materials                                $35,750        $22,896
Work in process                               15,861         12,402
Finished goods                                 5,718          4,130
                                             -------        -------
    Total inventories                        $57,329        $39,428
                                             =======        =======


4. BUSINESS SEGMENTS AND CONCENTRATIONS OF RISK

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

For the three months ended March 31, 2001, the Company had 2 customers that accounted for approximately 25% of net sales. Certain geographical area information follows (in thousands).

   Geographical Area Net Sales (in thousands):

                                              THREE MONTHS ENDED
                                                  MARCH 31,
                                             ----------------------
                                               2001           2000
                                             ---------      -------
North America                                 $30,696       $10,404
Asia-Pacific                                   10,502         1,934
Europe                                          6,993         2,481
Other                                              50            80
                                              -------       -------
    Total net sales                           $48,241       $14,899
                                              =======       =======


5. SEPARATION FROM MRV COMMUNICATIONS, INC.

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

General Assignment and Assumption Agreement

The General Assignment and Assumption Agreement identifies the assets that MRV has transferred to Luminent and the liabilities that Luminent has assumed from MRV in the separation. The General Assignment and Assumption Agreement also describes when and how these transfers and assumptions occurred. In general, these assets and liabilities were those that appeared in the consolidated balance sheet as of September 30, 2000.

Intellectual Property Agreements

The Master Technology Ownership and License Agreement, the Master Patent Ownership and License Agreement and the Master Trademark Ownership and License Agreement collectively are referred to as the Intellectual Property Agreements. Under the Intellectual Property Agreements, MRV confirmed that Luminent owns or MRV transferred to Luminent certain rights in specified patents, patent applications, invention disclosures, specified trademarks and other intellectual property related to Luminent's current business, research and development efforts.

Employee Matters Agreement

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

Once Luminent establishes it own benefits plans, it may modify or terminate each plan in accordance with the terms of that plan and its policies. No Luminent benefit plan will provide benefits that overlap benefits under the corresponding MRV benefit plan at the time of the distribution. Each Luminent benefit plan will provide that all service, compensation and other benefit determinations that, as of the distribution, were recognized under the corresponding MRV benefits plan, will be taken into account under that Luminent benefit plan.

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

Tax Sharing and Indemnification Agreement

The Tax Sharing and Indemnification Agreement allocates MRV's and Luminent's responsibilities and rights for certain tax matters. The agreement requires Luminent to pay MRV for the incremental tax costs of Luminent's inclusion in consolidated, combined or unitary tax returns with affiliated corporations. In determining these incremental costs, the Tax Sharing and Indemnification Agreement takes into account not only the group's incremental tax payments to the Internal Revenue Service or other taxing authorities, but also the incremental use of tax losses of affiliates to offset Luminent's taxable income, and the incremental use of tax credits of affiliates to offset the tax on Luminent's income. The Tax Sharing and Indemnification Agreement also provides for compensation or reimbursement as appropriate to reflect redeterminations of Luminent's tax liability for periods during which Luminent joined in filing consolidated, combined or unitary tax returns.

The Tax Sharing and Indemnification Agreement also requires Luminent to indemnify MRV for certain taxes and similar obligations, including (a) sales taxes on the sale of products purchased by MRV from Luminent before the distribution, (b) customs duties or harbor maintenance fees on products exported or imported by MRV on behalf of Luminent, (c) the additional taxes that would result if an acquisition of a controlling interest in Luminent's stock after the distribution causes the distribution not to qualify for tax-free treatment to MRV, and (d) any taxes resulting from transactions undertaken in preparation for the distribution.

Luminent's indemnity obligations include any interest penalties on taxes, duties or fees for which Luminent must indemnify MRV.

Each member of a consolidated group for U.S. federal income tax purposes is jointly and severally liable for the group's federal income tax liability. Accordingly, Luminent could be required to pay a deficiency in the group's federal income tax liability for a period during which Luminent was a member of the group even if the Tax Sharing and Indemnification Agreement allocates that liability to MRV or another member.

Master Transitional Services Agreement

The Master Transitional Service Agreement governs the individual transitional services as requested by Luminent and provided by MRV, on an interim basis, for one year from the date of separation, unless extended for specific services or otherwise indicated in the agreement. The services include data processing and telecommunications services, such as voice telecommunications and data transmission, and information technology support services, for functions including accounting, financial management, tax, payroll, stockholder and public relations, legal, procurement, and other administrative functions. Specified charges for such services are generally intended to allow the providing company to recover the direct and indirect costs of providing the services. The Master Transitional Services Agreement also will cover the provision of certain additional transitional services identified from time to time after the Separation Date that were inadvertently or unintentionally omitted from the specified services, or that are essential to effectuate an orderly transition under the Master Separation and Distribution Agreement, so long as the provision of such services would not significantly disrupt MRV's operations or significantly increase the scope of its responsibility under the agreement.

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

Real Estate Matters Agreement

The Real Estate Matters Agreement addresses real estate matters relating to certain MRV leased and owned properties that MRV will transfer to or share with Luminent. The Real Estate Matters Agreement describes the manner in which MRV will transfer to or share with Luminent various leased and owned properties. The Real Estate Matters Agreement provides that Luminent will be required to accept the transfer of all sites allocated to Luminent, even if a site has been damaged by a casualty before the separation date. The Real Estate Matters Agreement also provides that all reasonable costs required to affect the transfers, including landlord consent fees and landlord attorney's fees will be paid by MRV.

Indemnification and Insurance Matters Agreement

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


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All statements contained in this Report that are not historical facts, including but not limited to, statements regarding our business strategies and expectations concerning future operations, margins, profitability, liquidity, capital expenditures and capital resources, are based on current expectations. These statements are forward-looking in nature and involve a number of risks and uncertainties. Generally, words including but not limited to "anticipates," "believes," "estimates," "expects" and similar expressions as they relate to the Company and its management are intended to identify forward-looking statements. Although management believes that the expectations in such forward-looking statements are reasonable, it can give no assurance that any forward-looking statement will prove to be correct and actual results may differ materially. We caution readers not to place undue reliance on any forward-looking statements, which statements are made pursuant to the Private Litigation Reform Act of 1995. The factors identified under "Risk Factors" below and elsewhere in this Report are among the factors that could cause actual results to differ materially from the forward-looking statements. The forward-looking statements contained in this Report speak only as of the date that we have filed this Report. We expressly disclaim any obligation or undertaking to disseminate any updates or revisions to any forward-looking statement contained in this Report, including to reflect any change in our expectations with regard to that forward-looking statement or any change in events, conditions or circumstances on which that forward-looking statement is based.


OVERVIEW

We design, manufacture and sell a comprehensive line of fiber optic components that enable communications equipment manufacturers to provide optical networking equipment for the rapidly growing metropolitan and access segments of the communications network. Directly and through its subsidiaries, MRV designs, manufactures and sells data networking products, including networking and Internet infrastructure products such as switching and router management systems, and through Luminent, MRV was engaged in the fiber optics components business. Our fiber optic components business was the original business of MRV when MRV began operations in July 1988. From inception in 1988 until our separation on September 8, 2000, when MRV completed the contribution and transfer to us of our business, we operated as a division of MRV and conducted business using MRV's trade name. In March 2000, we were incorporated in Delaware as a wholly owned subsidiary of MRV. In April 2000, we began operating under the Luminent trade name. As of March 31, 2001, MRV owned approximately 92% of the outstanding shares of our common stock. MRV has announced its intention to divest its remaining equity interest in us three months after the receipt of a favorable private letter ruling from the IRS, by distributing all of its shares of our common stock to the holders of MRV's common stock, although it is not obligated to do so. According to MRV's public disclosures, there are various conditions that must be satisfied or waived by MRV, in their sole discretion, prior to the distribution. These conditions include, among other things:

        - the receipt of a private letter ruling from the Internal Revenue Service that MRV's distribution of their shares of Luminent common stock to the holders of MRV common stock will be tax-free to their stockholders and MRV for United States federal income tax purposes;

        -   all required government approvals must be in effect;

        - MRV's redemption or repayment of their outstanding convertible subordinated debentures;

        -   no legal restraints must exist preventing this distribution; and

        - nothing must have happened in the intervening time between the offering and the distribution, including a future change in market or economic conditions or in our or MRV's business and financial condition, that causes the MRV board of directors to conclude that the distribution is not in MRV's best interest or the best interest of MRV's stockholders.

The exact distribution formula and record date to qualify for any distribution will be determined at a future date.

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

In connection with the acquisitions of Fiber Optic Communications, Optronics and Quantum, a portion of the purchase prices paid represented deferred stock compensation relating to options to purchase the common stock of MRV. These options had fair values of approximately $14.1 million, $13.4 million and $2.7 million for Fiber Optic Communications, Optronics and Quantum, respectively. Deferred stock compensation amortization expense for the quarter ended March 31, 2001 relating to these stock options was approximately $3.3 million. In connection with these acquisitions, we expect to incur an additional $14.4 million of deferred stock compensation until fully amortized in 2004. Deferred stock compensation is amortized using the graded method over a four-year period.

Goodwill resulting from the Fiber Optic Communications, Optronics and Quantum acquisitions totaled $261.6 million, $99.5 million and $27.9 million, respectively. For the three months ended March 31, 2001, we recorded amortization of goodwill of approximately $19.5 million relating to these acquisitions. We expect to record amortization of goodwill for these acquisitions of approximately $19.5 million per quarter until fully amortized in 2005. Fiber Optic Communications was the largest and most significant of the acquisitions.

Fiber Optic Communications produces margins similar to us, however, it has not experienced the growth in net sales or operating income that we have experienced during the last three fiscal years. We are not aware of any unusual trends specific to the businesses of our acquired companies.

In July 2000, MRV and we entered into four year employment agreements with our President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer. The agreements provide for annual salaries, performance bonuses and combinations of stock options to purchase shares of MRV's common stock and Luminent's common stock. The options to purchase MRV's common stock are immediately exercisable. The options to purchase Luminent's common stock vest over four years. These options were granted to our President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer at exercise prices below market value, resulting in deferred stock compensation. Deferred stock compensation reported for the quarter ended March 31, 2001 was $7.2 million and we will incur additional deferred stock compensation of approximately $30.7 million through 2004.

We reported a net loss of approximately $22.3 million for the quarter ended March 31, 2001. The net loss was primarily due to amortization of goodwill and deferred stock compensation related to our recent acquisitions and our employment arrangements with our President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer. In addition, we will record amortization of goodwill and deferred stock compensation relating to these acquisitions and our employment arrangements going forward. As a consequence of these amortization of goodwill charges and deferred stock compensation charges, we do not expect to report net income in the foreseeable future.

We have entered into various agreements related to interim and ongoing relationships with MRV. These agreements provide for transitional services and support in the areas of data processing and telecommunications services (such as voice telecommunications and data transmission and information technology support services) for functions including accounting, financial management, tax, payroll, stockholder and public relations, legal, procurement and other administrative functions. Services are generally cost plus 5%, but may increase to cost plus 10% if the services extend beyond a one year period. Subsequent to the Separation Date, certain of these services have been discontinued, including accounting, financial management, payroll, legal, procurement and other administrative functions. The transition period varies depending on the agreement but is generally one year. Although the fees provided for in the agreements are intended to represent the fair market value of these services, we cannot assure you that these fees necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing these services internally. However, we believe that purchasing these services from MRV provides an efficient means of obtaining these services during the transition period. We must also negotiate new or revised agreements with various third parties as a separate, stand-alone entity. We cannot assure you that the terms we will be able to negotiate will be as favorable as those that we enjoyed as part of MRV. In addition, as part of MRV, we benefited from various economies of scale including shared global administrative functions, facilities and volume purchase discounts. We expect our costs will increase as a result of the loss or renegotiation of these arrangements, although the amount of the cost increase is not determinable at this time.

BASIS OF PRESENTATION

Our consolidated financial statements have been carved out from the consolidated financial statements of MRV using the historical results of operations and historical bases of the assets and liabilities of the MRV businesses that our company comprises. The consolidated condensed financial statements through March 31, 2001 also include allocations to us of certain MRV corporate assets, liabilities and expenses, including centralized legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other MRV corporate and infrastructure costs. The expense allocations have been determined on bases that MRV and we considered to be a reasonable reflection of the utilization of the services provided to us or the benefit received by us. The expense allocation methods included relative sales, headcount, square footage, transaction processing costs and adjusted operating expenses. No intercompany interest income or expense has been allocated to, or included in, our consolidated financial statements.

The financial information presented in this Report is not indicative of our financial position, results of operations or cash flows in the future nor is it necessarily indicative of what our financial position, results of operations or cash flows would have been had we been a separate, stand-alone entity for the periods presented. The financial information presented in this Report does not reflect many of the significant changes that will occur in our funding and operations as a result of our becoming a stand-alone entity and the distribution.

RESULTS OF OPERATIONS

The following table sets forth selected consolidated historical financial data for the years and periods indicated, expressed as a percentage of net sales.

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                             2001          2000
                                                             ----          ----
Net sales                                                    100%           100%
Cost of sales                                                 67             65
     Gross profit                                             33             35
Operating costs and expenses:
  Selling, general and administrative                         32             13
  Research and development                                    11             16
  Parent company allocations                                  --              1
  Amortization of goodwill                                    40             --

     Total operating costs                                    83             31
     Operating income (loss)                                 (50)             4
Other income (loss), net                                       4             --
     Income (loss) before provision
       for income taxes                                      (46)             4
Provision for income taxes                                     0              2
Minority interest                                              0              1
     Net income (loss)                                       (46)%            1%


Net Sales

We recognize revenue upon shipment of our products. Net sales for the quarter ended March 31, 2001 increased 224%, to $48.2 million from $14.9 million for the quarter ended March 31, 2000. Our growth is a result of the growth of the Internet and e-commerce and the corresponding increased bandwidth requirements. We also experienced growth and increased acceptance in our transceiver business for the data networking market. We experienced improvement in customer diversification for the three months ended March 31, 2001 and 2000.

The following table sets forth our net sales to certain customers as a percentage of our total net sales:

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                    ------------------
                                                    2001          2000
                                                    ----          ----
Marconi Communications......................         13%           11%
Cisco Systems...............................         12%           14%
Other.......................................         75%           75%
                                                     --            --
Net sales...................................         100%         100%
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

Gross Profit

Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Gross profit for the quarter ended March 31, 2001, increased 206%, to $16.0 million from $5.2 million for the quarter ended March 31, 2000. Gross profit for the quarter ended March 31, 2001, before deferred compensation amortization expense of $683,000, would have increased 219%, to $16.7 million.

Our gross margin decreased to 33% for the quarter ended March 31, 2001, from 35% for the quarter ended March 31, 2000. Gross margin would have been 35% for the quarter ended March 31, 2001, before deferred compensation amortization expense of $683,000. Our gross margins (defined as gross profit as a percentage of net sales) are generally affected by price changes over the life of the products and improved production efficiencies as a result of increased utilization. The former effect will generally decrease gross margins over the products' respective life cycles, whereas as the latter effect typically increases gross margins. Prices for existing products are generally expected to continue to decrease over their respective life cycles. Our lower margin customers typically operate in highly competitive markets where the price of our products is a key factor. Although we sacrifice margins to these customers, our volumes are typically greater than the volumes achieved with higher margin customers. As we seek to continue to diversify our customer base, we plan to target markets with improved margins and less competitive end-markets. In the short term, we expect margins to remain constant or decline slightly due to the integration of the acquired companies with historically lower margins. In the mid- to long term, we expect margins to improve due to increased operating efficiencies associated with capacity utilization in Taiwan and People's Republic of China, diversification of sales to higher margin customers, and a favorable shift towards a higher margin customer base.

Operating Costs and Expenses

Operating costs and expenses consist of selling, general and administrative, research and development costs, costs associated with acquisitions, and other operating related charges. Operating costs and expenses, increased to 83% of net sales, or $40.1 million, for the quarter ended March 31, 2001, from 31% of net sales, or $4.6 million, for the quarter ended March 31, 2000. Operating costs and expenses, before deferred stock compensation and goodwill amortization expense of $29.3 million, would have decreased to 22% of net sales, or $10.8 million, for the quarter ended March 31, 2001. Operating costs and expenses, as a percentage of net sales, are higher for the quarter ended March 31, 2001 than previous levels due to the amortization of goodwill and deferred stock compensation, the inclusion of Fiber Optic Communications, Optronics and Quantum, greater focus on selling and marketing efforts and an increase in spending on research and development. Fiber Optic Communications accounted for approximately $16.4 million of operating costs and expenses for the quarter ended March 31, 2001. Approximately $7.6 million of the increase is due to the inclusion of Optronics and approximately $1.8 million of the increase is due to the inclusion of Quantum.

Selling, general and administrative expenses for the quarter ended March 31, 2001, increased to 32% of net sales, or $15.4 million, from 13% of net sales, or $2 million, for the quarter ended March 31, 2000. Selling, general and administrative expenses for the quarter ended March 31, 2001, before deferred stock compensation expense of $8.7 million, would have increased to 14% of net sales, or $6.7 million. Approximately $1.3 million of the increase before deferred stock compensation expense is due to the inclusion of Fiber Optic Communications. Approximately $803,000 of the increase before deferred stock compensation expense is due to the inclusion of Optronics and approximately $189,000 of the increase before deferred stock compensation expense is due to the inclusion of Quantum. The balance of the increase in expenditures was due primarily to the overall growth of our business. In response to the growth of our markets, we expanded our selling efforts and established new sales offices in Asia.

Research and development expenses, decreased as a percentage of sales from 16% down to 11% of net sales during the quarter ended March 31, 2001 from the same quarter in 2000. However, in terms of absolute dollars, research and development expenses increased from the quarter ended March 31, 2000 to the quarter ended March 31, 2001, from $2.5 million to $5.2 million. Research and development expenses, prior to deferred stock compensation of $1.1 million, would have increased to $4.1 million, during the quarter ended March 31, 2001. Research and development expenses, as a percentage of net sales, increased primarily due to the addition of Fiber Optics Communications, Optronics and Quantum. During the year ended December 31, 2000 we began development of our next generation products for applications such as fiber-to-the-home and fiber-to-the-curb. Fiber-to-the-home and fiber-to-the-curb are industry terms referring to the deployment of fiber optic cable for residential access to communications networks. Research and development expenditures also included additional development of our duplexers, triplexers and high-speed transceivers. We continue to invest heavily in areas targeted at broadening our customer base, product lines and end-product applications. We expect absolute dollars spent on research and development to continue to increase as we invest in key technical personnel, expand our current product lines and develop new product offerings.

During the quarter ended March 31, 2001, we incurred amortization of goodwill and deferred stock compensation of $19.5 million and $3.3 million, respectively, relating to the acquisitions of Fiber Optic Communications, Optronics and Quantum. We expect to incur additional amortization of goodwill from these acquisitions of approximately $19.5 million each quarter through 2005. Deferred stock compensation charges from these acquisitions will generate an additional $14.4 million of expense through 2004. Deferred stock compensation is amortized using the graded method over the related expected employee service period, in this case four years.

Provision for Income Taxes

The provision for income taxes was $100,000 for the quarter ended March 31, 2001. The effective tax rate for the quarter ended March 31, 2001 was (0.5%), resulting from a tax provision computed based on a net loss position. The rate was negatively impacted by the amortization of goodwill and certain deferred stock compensation, which are not tax deductible. Our effective tax rates in future years may fluctuate due to amortization of goodwill and deferred stock compensation partially offset by favorable tax programs available in certain foreign tax jurisdictions where we currently have operating facilities.

LIQUIDITY AND CAPITAL RESOURCES

We received $132.3 million in net proceeds from the sale of 12,000,000 shares of our common stock in our initial public offering completed in November 2000.

On March 31, 2001, we had working capital of $160.6 million, compared with $161.7 million at December 31, 2000. The ratio of current assets to current liabilities at March 31, 2001 was 4.0 to 1, compared to 4.4 to 1 at December 31, 2000.

Cash used by operating activities was $19.5 million for the quarter ended March 31, 2001. Cash flows from operating activities was adversely affected by our net loss of $22.3 million, increase in accounts receivable, a building of inventory, establishing short-term deposits for capital acquisitions, all offset by non-cash charges for the amortization of goodwill of $19.5 million and deferred stock compensation of $10.5 million. The increase in accounts receivable was due primarily to increased sales. Inventory levels increased in anticipation of increased sales. Capital expenditures for property and equipment represent the cash used in investing activities. Cash provided by investing activities also included proceeds from the sale of short-term investments. The capital expenditures of $9.9 million, plus another $9.0 million in short-term deposits for the acquisition of capital assets, reflect our investment in expanding production and research and development capacity.

We believe that cash on hand, along with our cash flows from operations, will be sufficient to satisfy our working capital, capital expenditure and research and development requirements for at least the next 12 months. However, we may require or choose to obtain additional debt or equity financing in order to finance acquisitions or other investments in our business. We expect to continue to devote resources to purchases of capital equipment as we continue to build our manufacturing capabilities and continue to expand our research and development programs. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products and market acceptance of our products.

FOREIGN CURRENCY

We operate on an international basis. A majority of our revenues and cost of sales are incurred in U.S. dollars. For the quarter ended March 31, 2001, approximately 36% and 39% of our revenues and cost of sales, respectively, were incurred in currencies other than the U.S. dollar. For the quarter ended March 31, 2001, approximately 65% of our operating expenses were incurred in currencies other than the U.S. dollar, including the non-cash charges for deferred compensation expense and goodwill amortization incurred with the foreign subsidiary acquisitions. For the quarter ended March 31, 2001, the New Taiwan dollar is the most significant of such currencies.

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

RECENT ACCOUNTING PRONOUNCEMENT

In June 1998 and June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Investments and Hedging Activities," and SFAS No. 137, which delayed the effective date of SFAS No. 133. In June 2000, the FASB issued SFAS No. 138 which provides additional guidance for the application of SFAS No. 133 for certain transactions. We adopted this statement on January 1, 2001 and the adoption of this statement did not have a material impact on our financial position or results of operations.

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

Our future success depends on our ability to develop and manage relationships with significant customers. For the quarter ended March 31, 2001, our two largest customers, Marconi Communications and Cisco Systems, together accounted for approximately 25% of our net sales, with Marconi accounting for 13% and Cisco accounting for 12% of our net sales. We rely on one-time purchase orders rather than long-term contracts with both Cisco and Marconi, and, as a result, we cannot predict the size, timing or terms of their incoming orders. We have experienced variations in the purchase patterns of Marconi and Cisco in the past, and we may experience continued variation in the future. Material reasons for historic variations in the purchase patterns of these customers, particularly by Marconi, have included weather patterns that have delayed field installations of systems that incorporate our products and delays by our customers in qualifying our products that employ new components or features to assure compatibility with the components of other suppliers that our customers integrate with our products into our customers' systems. The timing of this qualification process is totally within the control of these customers. Thus, even when our products prove compatible with the components of other suppliers, as has typically been the case in the past, delays by our customers in completing the qualification process has resulted in corresponding delays in our receipt of orders for them. Cisco has recently announced that it expects declining revenues and profitability in the near term due to softening demand for telecommunications and networking equipment. This has resulted in a reductions and rescheduling by Cisco in purchases from its suppliers such as us as Cisco seeks to reduce its existing inventories. This will likely result in lower sales to Cisco and could result in lower revenues overall. Our sales may decline significantly with resulting fluctuations or harm to our operating results and financial condition if either Cisco or Marconi cancels, reduces or delays purchases of our products or unduly delays qualifying them.

WE INCURRED A NET LOSS IN THE YEAR ENDED DECEMBER 31, 2000 AND THE QUARTER ENDED MARCH 31, 2001 AS A RESULT OF THE AMORTIZATION OF GOODWILL AND DEFERRED STOCK COMPENSATION FROM RECENT ACQUISITIONS AND EXECUTIVE EMPLOYMENT ARRANGEMENTS. WE EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

Although we reported net income of $3.5 million and $4.2 million for the years ended December 31, 1998 and 1999, respectively, we reported a net loss of $65.0 million for the year ended December 31, 2000 and a net loss of $22.3 million for the quarter ended March 31, 2001. The net losses are due to amortization of goodwill and deferred stock compensation related to the acquisitions of Fiber Optic Communications, Optronics and Quantum and our employment arrangements with our President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer. We will record amortization of goodwill and deferred stock compensation expenses relating to our acquisitions of Fiber Optic Communications, Optronics and Quantum going forward. As a consequence of these goodwill amortization charges and compensation expenses, we do not expect to report net income in the foreseeable future.

In connection with the acquisitions of Fiber Optic Communications, Optronics and Quantum, we recorded a significant amount of goodwill, the amortization of which has significantly and adversely affected our operating results, which is being amortized over a five-year period. To the extent that we can not generate sufficient cash flow to recover the amount of the investment recorded, the investment may be considered impaired and could be subject to an immediate write-down of up to the full amount of the investment. In this event, our net loss in any given period could be greater than anticipated and the market price of our stock could be adversely affected.

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

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the quarter ended March 31, 2001 and the year ended December 31, 2000, sales to customers located outside of the North America were 36% and 38%, respectfully, of our net sales. We expect that sales to customers located outside of the North America will increase in the future. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international service providers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

In addition, our operations in Taiwan and People's Republic of China presents administrative complications we must manage and exposure to political, economic and other conditions affecting Taiwan and People's Republic of China. There has been significant political tension between Taiwan and People's Republic of China, which, if exacerbated, could lead to hostilities.

Risks we face due to international sales and the use of overseas manufacturing include:

     o greater difficulty in accounts receivable collection and longer collection periods;

     o    the impact of recessions in economies outside North America;

     o    unexpected changes in regulatory requirements;

     o seasonal reductions in business activities in some parts of the world, such as during the summer months in Europe or in the winter months in Asia when the Chinese New Year is celebrated;

     o    certification requirements;

     o    potentially adverse tax consequences;

     o    unanticipated cost increases;

     o    unavailability or late delivery of equipment;

     o    trade restrictions;

     o    limited protection of intellectual property rights;

     o    unforeseen environmental or engineering problems; and

     o    personnel recruitment delays.

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

From 1988 until our separation from MRV in September 2000, we operated as a division of MRV and conducted business using MRV's trade name. In March 2000, we were incorporated in Delaware as a wholly-owned subsidiary of MRV. We formally separated from MRV in September 2000 and as a result of the initial public offering of our common stock in November 2000, we became a public company. Our entire line of passive optical components was obtained through our acquisitions of Fiber Optic Communications and Quantum in April and July 2000. We expect sales of our passive optical components will constitute a significant part of our future business. We have no history as an independent company or in operating in the passive components markets. Our lack of independence and our limited operating history in the passive optical components markets may limit your ability to evaluate our prospects due to:

     o    our lack of historical financial data; and

     o our limited experience in addressing emerging trends that may affect our business.

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

The optical networking market is new and characterized by rapid technological change, frequent new product introductions, changes in customer requirements, unpredictable rates of product deployment and evolving industry standards. Because this market is new, it is difficult to predict its potential size or future growth rate. Widespread adoption of optical networks is critical to our future success. Potential end-user customers who have invested substantial resources in their existing copper lines or other systems may be reluctant or slow to adopt a new approach, like optical networks. Our success in generating net sales in this emerging market will depend on:

     o    maintaining and enhancing our relationships with our customers;

     o the awareness of potential end-user customers and network service providers about the benefits of optical networks; and

     o our ability to accurately predict and develop our products to meet industry standards.

If we fail to address changing market conditions, the sales of our products may decline, which would harm our net sales and operating results.

MACROECONOMIC FACTORS COULD NEGATIVELY IMPACT OUR GROWTH PLAN.

Macroeconomic factors, such as an economic slowdown in the U.S. and abroad, have detrimentally impacted demand for communication products, thereby resulting in reduced demand for optical components in general. These factors could negatively affect our ability to execute our growth plan.

The unfavorable economic conditions and reduced capital spending detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States, during the last six months, and appear to continue to affect these industries in the second quarter of 2001. Announcements by industry participants and observers indicate there is a slowdown in industry spending and participants are seeking to reduce existing inventories. If the economic conditions in the United States worsen generally or in the fiber optics equipment business particularly, or if a wider or global economic slowdown occurs, we may experience a material adverse impact on our business, operating results, and financial condition.

IF WE FAIL TO MANAGE OUR GROWTH EFFECTIVELY, OUR BUSINESS MAY NOT SUCCEED.

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We continued to expand the scope of our operations domestically and internationally. At March 31, 2001, we had a total of 1,798 full-time employees. We currently operate facilities in Chatsworth, California, Hsinchu, Taiwan and Shanghai, People's Republic of China. The growth in employee headcount and in revenue, combined with the challenges of managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and continue to expand, train and manage our work force worldwide. While we are currently implementing stand-alone versions of most of the systems historically used by MRV, in some cases we have decided to purchase new systems that more closely match our business needs and have incurred some additional expense, and may incur significant additional expense, as well as diversion of management attention in connection with implementing those systems. In addition, difficulties in implementing those systems could disrupt our business and could result in an adverse impact on our business results. The failure to effectively manage our growth could adversely impact our ability to manufacture and sell our products, which could reduce our net sales.

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

COMPETITION IN THE OPTICAL NETWORKING MARKET MAY INCREASE, WHICH COULD REDUCE OUR NET SALES AND GROSS MARGINS OR CAUSE US TO LOSE MARKET SHARE.

Competition in the optical networking market in which we compete is intense. We face competition from several companies, including Agilent Technologies, Corning Incorporated, Finisar Corporation, Fujitsu, Infineon AG, International Business Machines Corporation, JDS Uniphase Corporation,

Lucent Technologies, Inc., Sumitomo and Tyco International, Ltd. Many of our competitors are larger than we are and have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, several of our competitors have large market capitalizations or cash reserves, and are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Virtually all of our competitors have significantly more established sales and customer support organizations than we do. In addition, many of our competitors have much greater name recognition, more extensive customer bases, better-developed distribution channels and broader product offerings than we have. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. Additional competitors may enter the market, and we are likely to compete with new companies in the future. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result of the foregoing factors, as well as weakening demand, we expect that competitive pressures may result in price reductions, reduced margins and loss of market share.

In addition, the fiber optics networking industry is dominated by a small number of large companies and is currently consolidating. Consolidation reduces the number of potential customers in the industry, and may increase our dependence on a small number of customers.

WE MUST CONTINUE TO GROW AND MAINTAIN OUR SALES ORGANIZATION IN ORDER TO INCREASE MARKET AWARENESS AND SALES OF OUR PRODUCTS OR OUR NET SALES MAY NOT INCREASE.

The sale of our products requires long and involved efforts targeted at several key departments within our prospective customers' organizations. Sales of our products require the prolonged efforts of executive personnel and specialized systems and applications engineers working together with a small number of dedicated salespersons. We will need to continue to grow and maintain our sales force in order to increase market awareness and sales of our products. Competition for these individuals is intense, and we might not be able to hire the kind and number of sales personnel and applications engineers we need. If we are unable to expand our sales operations, we may not be able to increase market awareness or sales of our products, which would prevent us from increasing our net sales.

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

We design some of our products for deployment in large and complex optical networks. Because of the nature of these products, they can only be fully tested for reliability when deployed in networks for long periods of time. Our fiber optic products may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products only after they have been fully deployed and operated under peak stress conditions. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. If we are unable to fix defects or other problems, we could experience, among other things:

     o    loss of customers;

     o    damage to our brand reputation;

     o    failure to attract new customers or achieve market acceptance;

     o    diversion of development and engineering resources; and

     o    legal actions by our customers.

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

IF OUR SENIOR MANAGEMENT TEAM IS UNABLE TO WORK TOGETHER EFFECTIVELY, OUR BUSINESS MAY BE SERIOUSLY HARMED.

Some of our senior management personnel, including Dr. William R. Spivey, our President and Chief Executive Officer and Eric Blachno, our Vice President of Finance and Chief Financial Officer, only recently joined us in the third and fourth quarter of 2000 and during 2001. As a result, our senior management team has had limited time to work together. If they are unable to work together effectively to manage our organization as a public company, our business may be seriously harmed.

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


FUTURE ACQUISITIONS MAY HAVE AN ADVERSE EFFECT ON OUR FINANCIAL RESULTS OR COULD OTHERWISE HARM OUR BUSINESS.

Our business has grown because of acquisitions of fiber optic components manufacturers Fiber Optic Communications in April 2000 and Optronics and Quantum in July 2000. In the event we make future acquisitions, we could:

     o issue stock that would dilute our current stockholders' percentage ownership;

     o incur debt (we incurred $12.6 million of consolidated debt in connection with the acquisitions of Fiber Optic Communications, Optronics and Quantum);

     o incur additional liabilities (we incurred $21.2 million of additional consolidated incurred in connection with the acquisitions of Fiber Optic Communications, Optronics and Quantum); or

     o incur expenses related to the amortization of goodwill and other intangible assets and deferred compensation, (we incurred expenses related to goodwill and other intangible assets aggregating $389.0 million and deferred compensation charges aggregating $30.2 million incurred in connection with the acquisitions of Fiber Optic Communications, Optronics and Quantum).

Future acquisitions also involve numerous risks that could adversely affect our business, including:

     o problems integrating the acquired operations, technologies or products;

     o unanticipated costs, capital expenditures or liabilities or changes related to in process research and development;

     o    diversion of management's attention from our core business;

     o harm to our existing business relationships with suppliers and customers;

     o risks associated with entering markets in which we have no or limited prior experience; and

     o potential loss of key employees, particularly those of the acquired organizations.

We face all of the above-mentioned risks related to the acquisitions of Fiber Optic Components, Optronics and Quantum. In particular, these acquisitions have brought large new manufacturing facilities and we face significant challenges in integrating these facilities before we can realize benefits from these acquisitions. Our entire line of passive optical components was established through our recent acquisitions of Fiber Optic Communications and Quantum and successful integration of that product line and the associated manufacturing facilities is essential to our business. We cannot assure you that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and failure to successfully integrate may harm our business.

INABILITY TO PROCURE NECESSARY RESOURCES AND DISRUPTIONS IN OUR MANUFACTURING MAY HAVE AN ADVERSE EFFECT ON OUR ABILITY TO MEET CUSTOMER NEEDS.

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

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS, WHICH COULD BE COSTLY AND SUBJECT US TO SIGNIFICANT LIABILITY.

From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to infringement claims as the number of products and competitors in our market grows and the functioning of products overlaps. In this regard, in early 1999, we received a written notice from Rockwell Corporation in which Rockwell claimed to have patent rights in certain technology related to our metal organic chemical vapor deposition processes. Rockwell requested that we review our processes in light of one of Rockwell's issued patents which we have done and determined that the cited patent has expired. We believe that none of our product sales relates to the Rockwell claim. In October 1999, we received a written notice from Ortel Corporation, which has since been acquired by Lucent Technologies, Inc., in which Ortel claimed to have patent rights in certain technology related to our triplexer and duplexer products. Ortel requested that we review our products in connection with one of Ortel's issued patents. We are evaluating the information provided to us thus far by Ortel and are also evaluating the validity of Ortel's patent noted in Ortel's letter. We are presently seeking to determine whether we may have violated and the extent of our usage of, and related revenues from, technology covered by the Ortel patent. Based on our evaluation to date, we have concluded that Ortel's claim relates to an aspect of our triplexers. Net sales of our triplexers accounted for approximately 2.4% and 5% of total net sales during the quarter ended March 31, 2001 and the year ended December 31, 2000, respectively. Ortel's patent, and other patents of which we are not presently aware that may relate to our products may be determined to be valid, or some of our products may ultimately be determined to infringe Ortel patent, or those of other companies. Ortel or other companies may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, we may be required to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

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

We believe our capital requirements will vary greatly from quarter to quarter, depending on, among other things, capital expenditures, fluctuations in our operating results, financing activities, acquisitions and investments and inventory and receivables management. We believe that our cash on hand and other working capital, along with cash flow from operations, will be sufficient to satisfy our working capital, capital expenditure and research and development requirements for at least the next 12 months. However, we may require or choose to obtain additional debt or equity financing in order to finance acquisitions or other investments in our business. Future equity financings would be dilutive to the existing holders of our common stock. Future debt financings could involve restrictive covenants. It is not likely that we will be able to obtain financing with interest rates as favorable as those that MRV could obtain.

OUR NEW NAME IS NOT YET RECOGNIZED AS A BRAND IN THE MARKETPLACE, AND AS A RESULT OUR PRODUCT SALES COULD SUFFER. IN ADDITION, OTHER COMPANIES WITH SIMILAR NAMES OR TRADEMARKS COULD CHALLENGE OUR USE OF LUMINENT.

The loss of our ability to use the MRV Communications brand name may hinder our ability to establish new relationships. In addition, our current customers, suppliers and partners may react negatively to the separation. In connection with our separation from MRV, we changed our brand name and most of the trademarks and trade names under which we conduct our business. This transition to our new name will occur rapidly in the case of some products and over specified periods of time in the case of other products. We believe that sales of our products have benefited from the use of the MRV brand name. In addition, there are numerous companies which have names or trademarks of varying degrees of similarity to Luminent. Although we believe we have all necessary rights to use the new brand name, our rights to use it may be challenged by others who have names or trademarks similar to our name. Challenges resulting in litigation, regardless of outcome, could be expensive to defend and time consuming and adverse determinations could harm our business.

OUR BUSINESS MAY SUFFER IF MRV DOES NOT COMPLETE ITS DISTRIBUTION OF OUR COMMON STOCK.

MRV previously advised us that it intends to distribute to its stockholders all of our common stock by the later of three months after the receipt of a favorable private letter ruling from the IRS or May 8, 2001, although it is not obligated to do so. As of this filing MRV has not received the private letter ruling from the IRS. There are various conditions to the completion of the distribution and we cannot assure you as to whether or when it will occur. According to MRV's public disclosure, there are various conditions that must be satisfied or waived by MRV, in their sole discretion, prior to the distribution. These conditions include, among other things:

        - the receipt of a private letter ruling from the Internal Revenue Service that MRV's distribution of their shares of Luminent common stock to the holders of MRV common stock will be tax-free to their stockholders and MRV for United States federal income tax purposes;

        -   all required government approvals must be in effect;

        - MRV's redemption or repayment of their outstanding convertible subordinated debentures;

        -   no legal restraints must exist preventing this distribution; and

        - nothing must have happened in the intervening time between the our offering and the distribution, including a future change in market or economic conditions or in our or MRV's business and financial condition, that causes the MRV board of directors to conclude that the distribution is not in MRV's best interest or the best interest of MRV's stockholders.


The exact distribution formula and record date to qualify for any distribution will be determined at a future date.

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

As a result of our initial public offering, MRV owns approximately 92% of our outstanding common stock. As long as MRV owns a majority of our outstanding common stock, MRV will continue to be able to elect our entire board of directors and to remove any director, with or without cause, without calling a special meeting. Investors will not be able to affect the outcome of any stockholder vote prior to the planned distribution of our stock to the MRV stockholders. As a result, MRV will control all matters affecting us, including:

     o the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

     o the allocation of business opportunities that may be suitable for us and MRV;

     o any determinations with respect to mergers or other business combinations;

     o    our acquisition or disposition of assets;

     o    our financing;

     o    changes to the agreements providing for our separation from MRV;

     o    the payment of dividends on our common stock; and

     o    determinations with respect to our tax returns.

MRV COULD SELL A CONTROLLING INTEREST IN US TO A THIRD PARTY PREVENTING THE PLANNED DISTRIBUTION OF OUR COMMON STOCK.

MRV had agreed with the underwriters not to offer or sell any shares of our common stock for a period of 180 days after November 9, 2000 (i.e., until May 9, 2001), without the prior written consent of Credit Suisse First Boston, the lead underwriter in our initial public offering. Since May 8, 2001, however, MRV has not been prohibited from selling any or a controlling interest in us to a third party. A sale of a controlling interest in us by MRV would prevent the distribution of our shares to MRV's shareholders as announced and could have a depressive effect of the market price of our common stock. Moreover, because MRV can dispose of all or a portion of its ownership of our common stock at some future date, it may transfer a controlling interest in us without allowing stockholders to participate or realize a premium.

BECAUSE MRV OWNS MORE THAN 90 PERCENT OF OUR OUTSTANDING CAPITAL STOCK, IT MAY MERGE US INTO MRV AT ANY TIME.

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

Conflicts of interest may arise between MRV and us in a number of areas relating to our past and ongoing relationships, including:

     o labor, tax, employee benefit, indemnification and other matters arising from our separation from MRV;

     o    intellectual property matters;

     o    employee retention and recruiting;

     o    major business combinations involving us;

     o sales or distributions by MRV of all or any portion of its ownership interest in us;

     o the nature, quality and pricing of transitional services MRV has agreed to provide us; and

     o    business opportunities that may be attractive to both MRV and us.

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

MRV currently plans to distribute to its stockholders the shares of our common stock that it owns by the later of three months after the receipt of a favorable private letter ruling from the IRS or May 8, 2001, although it is not obligated to do so. As of this filing MRV has not received the private letter ruling from the IRS. We have agreed to indemnify MRV in the event the distribution is not tax-free to MRV or its stockholders because of actions taken by us or our failure to take various actions, all as set forth in our tax sharing agreement with MRV. We may not be able to control some of the events that could trigger this liability. In particular, certain acquisitions of us by a third party within two years of the distribution could result in the distribution not being tax-free and therefore give rise to our obligation to indemnify MRV for any resulting tax or other liability. If we were to become obligated to indemnify MRV for this liability, our financial condition and business would be significantly harmed.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We do not hold any derivative securities. The majority of our net proceeds from the initial public offering are currently maintained by leading investment management firms in high-grade, short-term instruments that have maturities no longer than 14 months, and an average maturity of six months or less. While we believe such high-grade investments contain limited risk of loss of principal, we recognize the yield on these funds could vary depending upon market conditions.

We operate on an international basis. A majority of our revenues and cost of sales are incurred in U.S. dollars. For the quarter ended March 31, 2001, approximately 36% and 39% of our revenues and cost of sales, respectively, were incurred in currencies other than the U.S. dollar. For the quarter ended March 31, 2001, approximately 65% of our operating expenses were incurred in currencies other than the U.S. dollar, including the non-cash charges for deferred compensation expense and goodwill amortization incurred with the foreign subsidiary acquisitions. For the quarter ended March 31, 2001, the New Taiwan dollar is the most significant of such currencies.

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


                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the future, we may become involved in litigation relating to claims arising from our ordinary course of business which could have a material adverse effect on our business or results of operations. Other than the legal proceedings described below, we are currently not a party to any legal proceedings we reasonably expect could have a material adverse effect on our business or results of operations.

From time to time, however, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. In early 1999, we received a written notice from Rockwell Corporation in which Rockwell claimed to have patent rights in certain technology related to metal organic chemical vapor deposition processes. Rockwell requested that we review our processes in light of one of Rockwell's issued patents. In the spring of 2000, we began to review Rockwell's claim in detail and thereafter determined that the patent upon which Rockwell based its claim expired in January 2000. This limits the scope of Rockwell's claim to damages, if any, for matters arising prior to expiration of the patent . MRV has agreed to indemnify us from any damages resulting from such claims. We are presently seeking to determine the validity of Rockwell's patent, whether the processes we have employed violated the patent, if valid, and the extent of our usage of, and related revenues derived from, the process covered.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

RECENT SALES OF UNREGISTERED SECURITIES

In connection with our incorporation and organization, in March 2000, we issued 1,000 shares of common stock to MRV for an aggregate offering price of $1,000. In July 2000, we effected a 144,000-for-one stock split of our outstanding common stock. We believe that the initial issuance was exempt under Section 4(2) of the Securities Act as a transaction not involving any public offering. We believe that the stock split was either not a "sale" of securities pursuant to the Securities or exempt under Section 3(a)(9) of the Securities Act.

No underwriters were involved in connection with the sale of securities referred to in the paragraph above. MRV represented its intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were affixed to the share certificates and instruments issued. MRV had adequate access, through its relationships with us, to information about us.

USE OF PROCEEDS

Our registration statement on Form S-1 filed under the Securities Act of 1933, Commission File No. 333-42238, was declared effective by the Commission on November 9, 2000. A total of 13,800,000 shares of our common stock were registered pursuant to this registration statement, including 1,800,000 that were subject to the underwriters' over allotment option which was not exercised. The aggregate price of the offering amount registered was $207,000,000. The managing underwriters for the offering were Credit Suisse First Boston Corporation, CIBC World Markets Corp., Robertson Stephens, Inc., U. S. Bancorp Piper Jaffray, Inc. and First Security Van Kasper, Inc.

The offering was completed on November 9, 2000. We sold 12,000,000 registered shares at an initial public offering at an aggregate offering price of $144,000,000 or $12.00 per share. From November 9, 2000 to March 31, 2001, the aggregate underwriting discounts paid in connection with the offering was $10.1 million. We estimate that other expenses of the offering total $1.6 million.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

                                 LUMINENT, INC.
          PRO FORMA(1) CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                       Three Months Ended March 31,
                                                                                      ------------------------------
                                                                                        2001                  2000
                                                                                      ---------             --------
Net Sales                                                                             $  48,241             $ 14,899
Cost of sales                                                                            31,529                9,654
                                                                                      ---------             --------
     Gross Profit                                                                        16,712                5,245

Operating costs and expenses
     Selling, general and administrative                                                  6,682                1,985
     Research and development                                                             4,123                2,449
     Parent company allocations                                                              --                  193
                                                                                      ---------             --------
                                                                                         10,805                4,627

         Operating income                                                                 5,907                  618

Other income, net                                                                         1,850                   --

                                                                                      ---------             --------
     Income before provision for income taxes
         and minority interest                                                            7,757                  618

Provision for income taxes                                                                2,366                  246

Minority interest                                                                            21                  190

                                                                                      ---------             --------
     Pro forma net income                                                             $   5,370             $    182
                                                                                      =========             ========

Net income per share, basic                                                                0.03                 0.00
Net income per share, diluted                                                              0.03                 0.00

Shares used in per-share calculation, basic                                             156,000              144,000
Shares used in per-share calculation, diluted                                           156,013              144,000


Reconciliation of pro forma net income to net income (loss)
Pro forma net income                                                                      5,370                  182
Deferred stock compensation charged to cost of sales                                       (683)                  --
Deferred stock compensation charged to selling, general and administrative               (8,690)                  --
Deferred stock compensation charged to research and development                          (1,073)                  --
Amortization of goodwill charged to operating costs and expenses                        (19,488)                  --
Adjustment to provision for income taxes in applying statutory rates                      2,266                   --
                                                                                      ---------             --------
     Net income (loss)                                                                  (22,298)                 182
                                                                                      =========             ========

----------

(1) Proforma statements exclude the non-cash charges recorded for the amortization of goodwill and deferred stock compensation related to the acquisitions of Fiber Optic Communications, Optronics, and Quantum and our employment arrangements with two of our executives. The provision for income tax is computed using the statutory rates for each entity. There were no charges associated with deferred stock compensation or goodwill amortization for the three months ended March 31, 2000.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8K


(a)     Exhibits. The following Exhibits are included as part of this report.

        Exhibit
        Number
        -------
        3.1           Amended and Restated Certificate of Incorporation
                      (incorporated by reference to Exhibit 3.1 filed with our
                      10-K, File No. 000-31393, on April 2, 2001).

        3.2           Amended and Restated Bylaws of the Registrant
                      (incorporated by reference to Exhibit 3.2 filed with our Registration Statement on Form S-1, File No. 333-42238, on
                      July 26, 2000).

        4.1 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.1 filed with our Registration
                      Statement on Form S-1, File No. 333-42238, on September
                      13, 2000).

        10.1 Amended and Restated 2000 Stock Option Plan (incorporated by reference to Exhibit 10.1 filed with our Registration
                      Statement on Form S-1, File No. 333-42238, on September
                      13, 2000).

        10.2          Employment Agreement dated as of July 11, 2000 between
                      William R. Spivey and the Registrant (incorporated by reference to Exhibit 10.2 filed with our Registration
                      Statement on Form S-1, File No. 333-42238, on July 26,
                      2000).

        10.3          Stock Option Agreement dated July 11, 2000 between William
                      R. Spivey and the Registrant (incorporated by reference to Exhibit 10.3 filed with our Registration Statement on Form
                      S-1, File No. 333-42238, on September 13, 2000).

        10.4          Stock Option Agreement dated July 11, 2000 between William
                      R. Spivey and MRV (incorporated by reference to Exhibit
                      10.4 filed with our Registration Statement on Form S-1,
                      File No. 333-42238, on July 26, 2000).

        10.5          Employment Agreement dated as of July 12, 2000 between
                      Eric Blachno and the Registrant (incorporated by reference to Exhibit 10.5 filed with our Registration Statement on Form S-1, File No. 333-42238, on July 26, 2000).

        10.6          Stock Option Agreement dated July 12, 2000 between Eric
                      Blachno and the Registrant (incorporated by reference to Exhibit 10.6 filed with our

                      Registration Statement on Form S-1, File No. 333-42238, on
                      October 5, 2000).

        10.7          Stock Option Agreement dated July 12, 2000 between Eric
                      Blachno and MRV (incorporated by reference to Exhibit 10.7 filed with our Registration Statement on Form S-1, File
                      No. 333-42238, on October 5, 2000).

        10.8          Real Property Lease for Registrant's headquarters at 20550
                      Nordhoff in Chatsworth, CA dated July 13, 1999 and expiring July 13, 2004 (incorporated by reference to Exhibit 10.8 filed with our Registration Statement on Form
                      S-1, File No. 333-42238, on July 26, 2000).

        10.9          Real Property Lease for Registrant's foundry at 8917
                      Fullbright in Chatsworth, CA dated November 14, 1997 and expiring December 31, 2002 (incorporated by reference to Exhibit 10.9 filed with our Registration Statement on Form
                      S-1, File No. 333-42238, on July 26, 2000).

        10.10         First Amendment to Employment Agreement dated as of July
                      11, 2000 between William R. Spivey and the Registrant
                      (incorporated by reference to Exhibit 10.10 filed with our Registration Statement on Form S-1, File No. 333-42238, on
                      September 13, 2000).

        10.11 Form of Indemnification Agreement (incorporated by reference to Exhibit 10.11 filed with our Registration
                      Statement on Form S-1, File No. 333-42238, on September
                      13, 2000).

        10.12         Stock Purchase Agreement by and between MRV
                      Communications, Inc. ("MRV") and the shareholders of Fiber
                      Optic Communications, Inc. ("FOCI"), dated February 21,
                      2000 (incorporated by reference to Exhibit 2.1(a) of the Form 8-K of MRV filed with the SEC, File No. 001-11174, on
                      May 9, 2000).

        10.13 Escrow Agreement dated as of 21st day of February, 2000, by and among MRV, the Selling Shareholders of FOCI and the law firm of Baker & McKenzie, Taipei Office (incorporated by reference to Exhibit 2.1(b) of the Form 8-K of MRV filed with the SEC, File No. 001-11174, on May 9, 2000).

        10.14         Addendum to Stock Purchase Agreement dated as of April 14,
                      2000 by and among FOCI, Registrant and the selling shareholders of FOCI (incorporated by reference to Exhibit
                      2.1(c) of the Form 8-K of MRV filed with the SEC, File No.
                      001-11174, on May 9, 2000).

        10.15 Addendum to Escrow Agreement dated as of April 14, 2000 by and among FOCI, Registrant and the selling shareholders of FOCI

                      (incorporated by reference to Exhibit 2.1(d) of the Form
                      8-K of MRV filed with the SEC, File No. 001-11174, on
                      May 9, 2000).

        10.16         Addendum No. 2 to Escrow Agreement dated as of June 26,
                      2000 by and among FOCI, MRV and the selling shareholders of FOCI (incorporated by reference to Exhibit 2.1(d) of the Form 8-K/A of MRV filed with the SEC, File No.
                      001-11174, on July 7, 2000).

        10.17         Addendum No. 2 to Stock Purchase Agreement dated as of
                      June 26, 2000 by and among FOCI, MRV and the selling shareholders of FOCI (incorporated by reference to Exhibit
                      2.1(e) of the Form 8-K/A of MRV filed with the SEC, File
                      No. 001-11174, on July 7, 2000).

        10.18 Memorandum of Understanding dated as of June 26, 2000 between MRV and the remaining shareholders of FOCI
                      (incorporated by reference to Exhibit 2.1(f) of the Form
                      8-K/A of MRV filed with the SEC, File No. 001-11174, on
                      July 7, 2000).

        10.19 Stock Purchase Agreement by and between MRV and the shareholders of Optronics International Corp. ("OIC") dated April 23, 2000 (incorporated by reference to Exhibit
                      10.19 filed with our Registration Statement on Form S-1,
                      File No. 333-42238, on July 26, 2000).

        10.20 Escrow Agreement, dated as of the 23rd day of April 2000, by and among MRV, the selling shareholders of OIC and the law firm of Baker & McKenzie, Taipei Office (incorporated by reference to Exhibit 10.20 filed with our Registration
                      Statement on Form S-1, File No. 333-42238, on July 26,
                      2000).

        10.21 Stock Purchase Agreement by and between MRV and the shareholders of Quantum Optech Inc. ("QOI") dated April
                      26, 2000 (incorporated by reference to Exhibit 10.21 filed with our Registration Statement on Form S-1, File No.
                      333-42238, on July 26, 2000).

        10.22         Escrow and Stock Pledge Agreement dated as of April 26,
                      2000 by and between MRV and certain shareholders of QOI
                      (incorporated by reference to Exhibit 10.22 filed with our Registration Statement on Form S-1, File No. 333-42238, on
                      July 26, 2000).

        10.23         Addendum to Stock Purchase Agreement made as of June 16th,
                      2000 by and among MRV, QOI and shareholders of QOI
                      (incorporated by reference to Exhibit 10.23 filed with our Registration Statement on Form S-1, File No. 333-42238,on
                      July 26, 2000).

        10.24         Addendum to Escrow and Stock Pledge Agreement dated as of
                      June 16, 2000 by and between MRV and certain shareholders of QOI (incorporated by reference to Exhibit 10.24 filed with our Registration
                      Statement on Form S-1, File No. 333-42238, on July 26,
                      2000).

        10.25 Underwriting Agreement dated as of November 9, 2000 by and between MRV, the Registrant and Credit Suisse First Boston
                      Corporation, acting on behalf of themselves and as the Representatives of the several Underwriters (incorporated by reference to Exhibit 10.25 filed with our 10-K, File
                      No. 000-31393, on April 2, 2001).

        10.26         Master Separation and Distribution Agreement dated as of
                      July 25, 2000 between MRV and the Registrant (incorporated by reference to Exhibit 2.1 filed with out Registration
                      Statement on Form S-1, File No. 333-42238, on July 26,
                      2000).

        10.27 Amendment to Master Separation and Distribution Agreement dated as of September 8, 2000, between MRV and the Registrant (incorporated by reference to Exhibit 10.27 filed with our 10-K, File No. 000-31393, on April 2,
                      2001).

        10.28         General Assignment and Assumption Agreement dated as of
                      September 8, 2000 between MRV and the Registrant
                      (incorporated by reference to Exhibit 10.28 filed with our 10-K, File No. 000-31393, on April 2, 2001).

        10.29 Master Technology Ownership and License Agreement dated as of September 8, 2000 between MRV and the Registrant
                      (incorporated by reference to Exhibit 10.29 filed with our 10-K, File No. 000-31393, on April 2, 2001).

        10.30 Employee Matters Agreement dated as of September 8, 2000 between MRV and the Registrant (incorporated by reference to Exhibit 10.30 filed with our 10-K, File No. 000-31393, on April 2, 2001).

        10.31         Real Estate Matters Agreement dated as of September 8,
                      2000 between MRV and the Registrant (incorporated by reference to Exhibit 10.31 filed with our 10-K, File No.
                      000-31393, on April 2, 2001).

        10.32         Master Transitional Services Agreement dated as of
                      September 8, 2000 between MRV and the Registrant
                      (incorporated by reference to Exhibit 10.32 filed with our 10-K, File No. 000-31393, on April 2, 2001).

        10.33 Master Trademark Ownership and License Agreement dated as of September 8, 2000 between MRV and the Registrant
                      (incorporated by reference to Exhibit 10.33 filed with our 10-K, File No. 000-31393, on April 2, 2001).

        10.34         Master Patent Ownership and License Agreement dated as of
                      September 8, 2000 between MRV and the Registrant
                      (incorporated by reference to Exhibit 10.34 filed with our 10-K, File No. 000-31393, on April 2, 2001).

        10.35 Indemnification and Insurance Matters Agreement dated as of September 8, 2000 between MRV and the Registrant
                      (incorporated by reference to Exhibit 10.35 filed with our 10-K, File No. 000-31393, on April 2, 2001).

        10.36         Master Confidential Disclosure Agreement dated as of
                      September 8, 2000 between MRV and the Registrant
                      (incorporated by reference to Exhibit 10.36 filed with our 10-K, File No. 000-31393, on April 2, 2001).

        10.37 Tax Sharing Agreement dated as of September 8, 2000 between MRV and the Registrant (incorporated by reference to Exhibit 10.37 filed with our 10-K, File No. 000-31393, on April 2, 2001).

        10.38         Employment Agreement dated September 25, 2000 between
                      James S. Locke and the Registrant (incorporated by reference to Exhibit 10.38 filed with our 10-K, File No.
                      000-31393, on April 2, 2001).

        10.39         Employment Agreement dated October 16, 2000 between Monika
                      Arboles, Esq. and the Registrant (incorporated by reference to Exhibit 10.39 filed with our 10-K, File No.
                      000-31393, on April 2, 2001).

        10.40         Employment Agreement dated November 9, 2000 between Glenn
                      A. Weinman, Esq. and the Registrant (incorporated by reference to Exhibit 10.40 filed with our 10-K, File No.
                      000-31393, on April 2, 2001).

        10.41         Employment Agreement dated April 23, 2001 between Aaron
                      Uri Levy and the Registrant.

        10.42         Lease Agreement dated January 30, 2001 between Abronson,
                      Cole & Eisele, a California General Partnership and the
                      Registrant.

        21.1 List of Registrant's Subsidiaries (incorporated by reference to Exhibit 21.1 filed with our Registration
                      Statement on Form S-1, File No. 333-42238, on September
                      13, 2000).


(b)     Reports on Form 8-K.

        No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this Report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chatsworth, State of California, on May 14, 2001.

                                    LUMINENT, INC.

                                    By: /s/ William R. Spivey
                                       --------------------------------------
                                        William R. Spivey, President
                                        and Chief Executive Officer


                                    By: /s/ Eric I. Blachno
                                       ----------------------------------------
                                       Eric I. Blachno, Vice President, Finance
                                       and Chief Financial Officer