Form 10-Q
period 2001-06-30
LUMINENT INC
filed 2001-08-14
CIK 1119602

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of July 31, 2001 156,000,000 shares of the registrant's common stock were outstanding.

                                 LUMINENT, INC.

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                          PART I. Financial Information

Item 1      Financial Statements

                Consolidated Condensed Balance Sheets as of June 30, 2001 (unaudited)
                  and December 31, 2000                                                   1

                Unaudited Consolidated Condensed Statements of Operations for the
                  three months and six months ended June 30, 2001 and 2000                3

                Unaudited Consolidated Condensed Statements of Cash Flows for the
                  three months and six months ended June 30, 2001 and 2000                4

                Notes to Consolidated Condensed Financial Statements                      5

Item 2      Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                                   9

Item 3      Quantitative and Qualitative Disclosures About Market Risk                   26

                           PART II. Other Information

Item 1      Legal Proceedings                                                            26

Item 2      Changes in Securities and Use of Proceeds                                    26

Item 3      Defaults upon Senior Securities                                              27

Item 4      Submission of Matters to a Vote of Security Holders                          27

Item 5      Other Information                                                            28

Item 6      Exhibits and Reports on Form 8-K                                             29

            Signatures                                                                   33

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                 LUMINENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                        December 31,    June 30,
                                                            2000          2001
                                                          --------      --------
                                                                       (unaudited)
Current assets:
  Cash and cash equivalents                               $131,778      $ 93,037
  Short-term investments                                     1,082            81
  Accounts receivable, net of allowance of $4,455
    at December 31, and $6,003 at June 30                   21,613        24,628
  Inventories                                               39,428        29,886
  Deferred income taxes                                      6,220         9,863
  Prepaid and other current assets                           9,106        21,398
                                                          --------      --------

        Total current assets                               209,227       178,893

Property and equipment, net                                 51,366        52,129
Goodwill, net                                              341,540       302,564
Other assets                                                 3,247         8,039
                                                          --------      --------

        TOTAL ASSETS                                      $605,380      $541,625
                                                          ========      ========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 LUMINENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              December 31,      June 30,
                                                                 2000             2001
                                                               ---------       ---------
                                                                              (unaudited)
Current liabilities:
  Current portion of long-term debt                            $   2,607       $   2,152
  Short-term borrowings                                            7,957          12,822
  Accounts payable                                                20,021          21,143
  Accrued expenses                                                10,337          12,720
  Income taxes payable                                             6,634           7,049
                                                               ---------       ---------

        Total current liabilities                                 47,556          55,886

Long-term debt, net of current portion                             9,550           8,596
Other long-term liabilities                                          779             702
                                                               ---------       ---------

        Total liabilities                                         57,885          65,184

Minority interest                                                    444             329

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 30,000,000 shares
    authorized; none issued and outstanding                           --              --
  Common stock, $.001 par value, 300,000,000 shares
    authorized; 156,000,000 shares issued and outstanding            156             156
  Additional paid-in capital                                     635,066         635,066
  Accumulated deficit                                            (29,241)       (117,492)
  Deferred stock compensation, net                               (55,570)        (36,659)
  Accumulated other comprehensive loss                            (3,360)         (4,959)
                                                               ---------       ---------

        Total stockholders' equity                               547,051         476,112
                                                               ---------       ---------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 605,380       $ 541,625
                                                               =========       =========


  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 LUMINENT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                           Three Months Ended June 30,    Six Months Ended June 30,
                                                            ------------------------      ------------------------
                                                               2000          2001            2000           2001
                                                            ---------      ---------      ---------      ---------
Net Sales                                                   $  28,107      $  41,103      $  43,006      $  89,344
Cost of sales (1)(2)(3)                                        18,147         57,934         27,801         90,146
                                                            ---------      ---------      ---------      ---------

  Gross Profit                                                  9,960        (16,831)        15,205           (802)

Operating costs and expenses:
  Selling, general and administrative (1)(2)(3)                 5,906         24,156          8,084         39,528
  Research and development (1)(2)(3)                            4,175          4,834          6,624         10,030
  Amortization of goodwill                                      9,580         19,488          9,580         38,976
                                                            ---------      ---------      ---------      ---------

                                                               19,661         48,478         24,288         88,534
                                                            ---------      ---------      ---------      ---------

        Operating loss                                         (9,701)       (65,309)        (9,083)       (89,336)

Other income, net (3)                                             192            972            192          2,822
                                                            ---------      ---------      ---------      ---------

        Loss before provision for income taxes
         and minority interest                                 (9,509)       (64,337)        (8,891)       (86,514)

Provision for income taxes                                      1,223          1,754          1,469          1,854

Minority interest                                                 128           (136)           318           (115)
                                                            ---------      ---------      ---------      ---------

        Net loss                                            $ (10,860)     $ (65,955)     $ (10,678)     $ (88,253)
                                                            =========      =========      =========      =========

Net loss per share, basic and diluted                       $   (0.08)     $   (0.42)     $   (0.07)     $   (0.57)
                                                            =========      =========      =========      =========

Shares used in per-share calculation, basic and diluted       144,000        156,000        144,000        156,000
                                                            =========      =========      =========      =========

  (1) Includes amounts relating to deferred stock compensation of $744,000 and $566,000 presented in "cost of sales", $1.1 million and $7.0 million presented in "selling, general and administrative", and $1.2 million and $890,000 presented in "research and development" for the three months ended June 30, 2000 and 2001, respectively.

  (2) Includes amounts relating to deferred stock compensation of $744,000 and $1.2 million presented in "cost of sales", $1.1 million and $15.7 million presented in "selling, general and administrative", and $1.2 million and
      2.0 million and "research and development" for the six months ended June 30, 2000 and 2001, respectively.

  (3) Includes one-time charges of $29.3 million, $11.4 million, $501,000 and $16,000 presented in "cost of sales", "selling, general and administrative", "research and development" and "other income, net", respectively, for the three months ended June 30, 2001 to write-down inventory, purchase commitments, asset impairment, workforce reduction, restructuring costs and other non-recurring items. These charges resulted from the lower demand for our products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular.

  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 LUMINENT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                                     ------------------------      ------------------------
                                                                       2000           2001            2000           2001
                                                                     ---------      ---------      ---------      ---------
Cash Flows from Operating Activities:
  Net (loss) income                                                  $ (10,860)     $ (65,955)     $ (10,678)     $ (88,253)
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
      Depreciation and amortization                                      9,763         22,084          9,953         43,046
      Amortization of deferred stock compensation                        2,973          8,465          2,973         18,911
      Impairment loss on property and equipment                             --          8,904             --          8,904
      Minority interest                                                    142           (136)           332           (115)
      Deferred income taxes                                               (350)        (1,438)          (350)        (3,643)
  Changes in operating assets and liabilities
    Accounts receivable                                                  2,146         (2,247)         1,281         (3,015)
    Inventories                                                            925         27,443            426          9.542
    Prepaid and other current assets                                    (1,879)        (3,064)        (1,879)       (12,292)
    Accounts payable                                                     3,489         (3,609)         4,225          1,122
    Accrued expenses                                                    (1,272)         3,927         (1,093)         2,383
    Income taxes payable                                                (1,723)         2,107         (1,452)           415
                                                                     ---------      ---------      ---------      ---------

        Net cash provided by (used in) operating activities              3,354         (3,519)         3,738        (22,995)

Cash Flows from Investing Activities:
  Purchases of property and equipment                                   (1,087)        (3,819)        (1,243)       (13,735)
  Sale of short-term investments                                            --            212             --          1,001
  Other assets                                                           1,463         (4,792)         1,463         (4,792)
                                                                     ---------      ---------      ---------      ---------

        Net cash provided by (used in) investing activities                376         (8,399)           220        (17,526)

Cash flows form financing activities:
  Payments on long-term debt                                              (116)          (979)          (116)        (1,409)
  Borrowings on long-term debt                                              --             --             --             --
  Payments on short-term debt                                               --         (3,259)            --         (9,077)
  Borrowings on short-term debt                                          3,383          4,108          3,383         13,942
  Net change in other liabilities                                          (77)           (92)           (77)           (77)
  Net cash distributions to MRV Communications, Inc.                    (1,458)            --         (1,723)            --
                                                                     ---------      ---------      ---------      ---------

        Net cash provided by financing activities                        1,732           (222)         1,467          3,379

Effect of exchange rate on cash and cash equivalents                      (680)        (1,579)          (663)        (1,599)
                                                                     ---------      ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents                     4,782        (13,719)         4,762        (38,741)
Cash and cash equivalents, beginning of period                             200        106,756            220        131,778
                                                                     ---------      ---------      ---------      ---------

Cash and cash equivalents, end of period                             $   4,982      $  93,037      $   4,982      $  93,037
                                                                     =========      =========      =========      =========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for
        Income taxes                                                        --          1,272             --          5,023
        Interest                                                            --            339             --            647



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 LUMINENT, INC.
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. BUSINESS AND BASIS OF PRESENTATION

Business

Luminent, Inc. ("Luminent" or the "Company") designs, manufactures, and sells a comprehensive line of fiber optic components that enable communications equipment manufacturers to provide optical networking solutions for the rapidly growing metropolitan and access segments of the communications network. The Company's products are designed to meet the increasing bandwidth requirements between long-haul telecommunication networks and end users. Luminent specializes in singlemode fiber optic components and subsystems for high-capacity data transmission for long-reach applications in the metropolitan and access markets.

Luminent was incorporated in Delaware in March 2000 as a wholly owned subsidiary of MRV Communications, Inc. ("MRV"). Since the completion of Luminent's initial public offering in November 2000, MRV has owned approximately 92% of Luminent's outstanding common stock.

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

In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary to present a fair presentation have been included. The operating results for the three months and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2001.

Earnings per share

Basic and diluted earnings (loss) per common share are computed using the weighted average number of common shares outstanding. All share and per share amounts have been retroactively restated to give effect to the Company's 144,000-for-one stock split that occurred on July 25, 2000. The weighted average number of shares used for computation of basic and diluted earnings (loss) per share were 156,000,000 for June 30, 2001, and 144,000,000 for June 30, 2000. The
13.4 million stock options outstanding and 75,000 warrants outstanding have been excluded from the diluted computations of loss per share as of June 30, 2001 as their effect would be anti-dilutive. There were no options or warrants outstanding as of June 30, 2000.

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

The purchase price of Fiber Optic Communications, Quantum Optech and Optronics International in the aggregate were allocated as follows (in thousands, unaudited):

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

                                                 Three Months Ending June 30,    Six Months Ending June 30,
                                                   ----------------------          ----------------------
                                                     2000           2001             2000          2001
                                                   --------      --------          --------      --------
                                                        (unaudited)                      (unaudited)
Pro forma net sales                                $ 32,348      $ 41,103          $ 55,575      $ 89,344
Pro forma net loss                                 $ (1,056)     $(65,327)         $(48,743)     $(86,820)
Pro forma basic and diluted net loss per share     $  (0.01)     $  (0.42)         $  (0.34)     $  (0.56)

3. INVENTORIES

Inventories consisted of the following (in thousands):

                                                   December 31,          June 30,
                                                       2000                2001
                                                     -------             -------
                                                                       (unaudited)
Raw materials                                        $22,896             $18,130
Work in process                                       12,402               8,832
Finished goods                                         4,130               2,924
                                                     -------             -------

  Total inventories                                  $39,428             $29,886
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

For the three months ended June 30, 2001, the Company had one customer that accounted for approximately 13% of net sales. For the six months ended June 30, 2001, the Company had two customers that accounted for approximately 24% of net sales. As of June 30, 2001, one customer accounted for approximately 25% of total accounts receivable. Certain geographical area information follows (in thousands).

Geographical Area Net Sales (in thousands):

                            Three Months Ending June 30,   Six Months Ending June 30,
                               ---------------------         ---------------------
                                 2000          2001            2000          2001
                               -------       -------         -------       -------
                                    (unaudited)                   (unaudited)
  North America                $18,350       $23,633         $28,754       $54,223
  Asia-Pacific                   5,697        10,531           7,630        21,092
  Europe and others              4,060         6,939           6,622        14,029
                               -------       -------         -------       -------

    Total net sales            $28,107       $41,103         $43,006       $89,344
                               =======       =======         =======       =======

5. RESTRUCTURING AND OTHER ONE-TIME CHARGES

In the second quarter of 2001, the Company's management approved and implemented a restructuring plan and other actions in order to adjust operations and administration due to the dramatic slowdown in demand for communications equipment. During the three months ended June 30, 2001, the Company recorded restructure and other one-time charges totaling $41.2 million resulting from the lower demand for our products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular.

The Company's restructuring activities primarily involve employee severance costs, abandonment and non-utilization of assets and other similar actions. Costs for restructuring activities are limited to either incremental costs that directly result from the restructuring activities and provide no future benefit or costs incurred under contractual obligations that existed before the restructuring plan and will continue with either no future benefit or become a penalty incurred for termination of the obligation.

Restructuring costs totaling $14.5 million consisting of severance and outplacement of terminated employees and exit costs are included in the results of operations. The restructuring activities as described above, results in approximately 100 layoffs during the three months ended June 30, 2001 and will result in additional layoffs of approximately 500 personnel, bringing the Company's total workforce to approximately 1,200 employees. Affected employees will come from all divisions and areas of the Company. The majority of affected employees will be in the manufacturing group.

A summary of the restructuring costs consist of the following:

                                                                       Remaining
                                       Provision        Utilized        Balance
                                      -----------     -----------     -----------
 Exit costs
  Asset impairment                    $ 8,904,000     $ 8,904,000  $           --
  Closed and abandoned facilities       1,108,000              --       1,108,000
  Other commitments                     2,402,000              --       2,402,000
  Other                                   991,000              --         991,000
                                      -----------     -----------     -----------

                                       13,405,000       8,904,000       4,501,000
Employee severance costs                1,072,000         196,000         876,000
                                      -----------     -----------     -----------

                                      $14,477,000     $ 9,100,000     $ 5,377,000
                                      ===========     ===========     ===========

In addition to the costs associated with the restructuring plan, the Company also recorded a one-time $26.1 million charge to write-down inventory to realizable value and an additional $598,000 charge to bad debt. Furthermore, the Company is undertaking a formal review of the goodwill generated in its acquisitions and it may record additional impairment charges when the review is completed in the fourth quarter of 2001.

6. SEPARATION FROM MRV COMMUNICATIONS, INC.

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

General Assignment and Assumption Agreement

The General Assignment and Assumption Agreement identifies the assets and certain capital stock that MRV has transferred to Luminent and the liabilities that Luminent has assumed from MRV in the separation. The General Assignment and Assumption Agreement also describes when and how these transfers and assumptions occurred. In general, these assets and liabilities were those that appeared in the consolidated balance sheet as of September 30, 2000.

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

Indemnification and Insurance Matters Agreement

Effective as of the separation date, subject to specified exceptions, Luminent and MRV released the other from any liabilities arising from events occurring on or before the separation date, including events occurring in connection with the activities to implement the separation, the initial public offering and the distribution. The Indemnification and Insurance Matters Agreement also contains provisions governing indemnification. In general, Luminent and MRV will each indemnify the other from all liabilities arising from their respective businesses or contracts, as well as liabilities arising from a breach of the Master Separation and Distribution Agreement or any ancillary agreement. In addition, MRV and Luminent will each indemnify the other against liability for specified environmental conditions. Luminent will reimburse MRV for the cost of any insurance coverage from the separation date to the distribution date.

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

MARKET CONDITIONS AND CURRENT OUTLOOK

Macroeconomic factors, such as an economic slowdown in the U.S. and abroad, have detrimentally impacted demand for communications products, thereby resulting in reduced demand for optical components in general. The unfavorable economic conditions and reduced capital spending detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States during the last six months, and appear to continue to affect these industries in the second quarter of 2001 and may affect them beyond the second quarter. Announcements by industry participants and observers indicate there is a slowdown in industry spending and participants are seeking to reduce existing inventories.

Our two largest customers, Cisco and Marconi, have recently announced that they expect declining revenues and profitability in the near term due to softening demand for telecommunications and networking equipment. This has resulted in reductions and rescheduling by Cisco and Marconi in purchases from their suppliers such as us as they seek to reduce their existing inventories and adjust to reduced demand in the market. This will likely result in lower sales to Cisco and Marconi, and could result in lower revenues overall. Our sales may decline significantly with resulting fluctuations or harm to our operating results and financial condition if either Cisco or Marconi cancels, reduces or delays purchases of our products or unduly delays qualifying them.

During the three months ended June 30, 2001, we recorded restructuring and other one-time charges totaling $41.2 million, resulting from the lower demand for our products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular. These charges include the write-down of inventory of $26.1 million, asset impairment charges of $8.9 million, and other restructuring and non-recurring items related to the recent market conditions of $6.2 million. Additionally, during the quarter ended June 30, 2001, we began to reduce our workforce, which we expect will result in layoffs of approximately 600 people, bringing our total workforce to approximately 1,200 employees.

Furthermore, the Company is undertaking a formal review of the goodwill generated in its acquisitions and it may record additional impairment charges when the review is completed in the fourth quarter of 2001.

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

As of June 30, 2001, MRV owned approximately 92% of the outstanding shares of our common stock. MRV has announced its intention to divest its remaining equity interest in us by selling up to 18,720,000 shares of our common stock to the public and distributing the remainder of its shares of our common stock to the holders of MRV's common stock, although it is not obligated to do so. In August 2001, we registered 18,720,000 shares of our common stock on behalf of MRV in a prospectus dated August 8, 2001. In May 2001, MRV received a private letter ruling from the Internal Revenue Service that MRV's distribution of their shares of Luminent common stock to the holders of MRV common stock will be tax-free to its stockholders and MRV for United States federal income tax purposes if the distribution occurs within one year of the IPO, i.e., by November 8, 2001. According to MRV's public disclosures, there are other conditions that must be satisfied or waived by MRV, in their sole discretion, prior to the distribution of our common stock. These conditions include, among other things:

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

In connection with the acquisitions of Fiber Optic Communications, Optronics and Quantum, a portion of the purchase prices paid represented deferred stock compensation relating to options to purchase the common stock of MRV. These options had fair values of approximately $14.1 million, $13.4 million and $2.7 million for Fiber Optic Communications, Optronics and Quantum, respectively. Deferred stock compensation amortization expense for the three months and six months ended June 30, 2001 relating to these stock options was approximately $2.7 million and $5.9 million, respectively. In connection with these acquisitions, we expect to incur an additional $11.7 million of deferred stock compensation until fully amortized in 2004. Deferred stock compensation is amortized using the graded method over a four-year period.

Goodwill resulting from the Fiber Optic Communications, Optronics and Quantum acquisitions totaled $261.6 million, $99.5 million and $27.9 million, respectively. For the three months and six months ended June 30, 2001, we recorded amortization of goodwill of approximately $19.5 million and $39.0 million, respectively, relating to these acquisitions. We expect to record amortization of goodwill for Fiber Optic Communications,

Optronics and Quantum of approximately $19.5 million per quarter until December 31, 2001. At January 1, 2002 we intend to implement SFAS No. 142. (see RECENT ACCOUNTING PRONOUNCEMENTS, below) Fiber Optic Communications was the largest and most significant of the acquisitions.

Fiber Optic Communications produces margins similar to us; however, it has not experienced the growth in net sales or operating income that we have experienced during the last three fiscal years. We are not aware of any unusual trends specific to the businesses of our acquired companies, except that they are experiencing the same softness in demand and pricing that we and the rest of our industry are experiencing.

In July 2000, MRV and the Company entered into four-year employment agreements with our President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer. The agreements provide for annual salaries, performance bonuses and combinations of stock options to purchase shares of MRV's common stock and Luminent's common stock. The options to purchase MRV's common stock are immediately exercisable. The options to purchase Luminent's common stock vest over four years. These options were granted to our President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer at exercise prices below market value, resulting in deferred stock compensation. Deferred stock compensation reported for the three months and six months ended June 30, 2001 was $5.8 million and $13.0 million, respectively, and we will incur additional deferred stock compensation of approximately $25.0 million through 2004.

We reported a net loss of approximately $66.0 million and $88.3 million for the three months and six months ended June 30, 2001, respectively. The net loss was primarily due to amortization of goodwill and deferred stock compensation related to the acquisitions of Fiber Optic Communications, Optronics and Quantum for the three months and six months ended June 30, 2001, our employment arrangements with our President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer for the three months and six months ended June 30, 2001 and recording restructuring and other one-time charges totaling $41.2 million resulting from the lower demand for our products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular for the three months ended June 30, 2001. These one-time charges include the write-down of inventory of $26.1 million, asset impairment of $8.9 million, and other restructuring and non-recurring items related to the recent market conditions of $6.2 million. See RESULTS OF OPERATIONS section, below, for more discussion. In addition, we will record amortization of goodwill or other intangible assets and deferred stock compensation relating to the Fiber Optic Communications, Optronics and Quantum acquisitions and our employment arrangements going forward. As a consequence of these amortization charges, we do not expect to report net income in the foreseeable future.

We have entered into various agreements related to interim and ongoing relationships with MRV. These agreements provide for transitional services and support in the areas of data processing and telecommunications services (such as voice telecommunications and data transmission and information technology support services) for functions including accounting, financial management, tax, payroll, stockholder and public relations, legal, procurement and other administrative functions. Services are generally cost plus 5%, but may increase to cost plus 10% if the services extend beyond a one year period. Subsequent to the Separation Date, certain of these services were discontinued, including accounting, financial management, payroll, legal, procurement and other administrative functions. The transition period varies depending on the agreement but is generally one year. Although the fees provided for in the agreements are intended to represent the fair market value of these services, we cannot assure that these fees necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing these services internally. However, we believe that purchasing these services from MRV provides an efficient means of obtaining these services during the transition period. We must also negotiate new or revised agreements with various third parties as a separate, stand-alone entity. We cannot assure that the terms we will be able to negotiate will be as favorable as those that we enjoyed as part of MRV. In addition, as part of MRV, we benefited from various economies of scale including shared global administrative functions, facilities and volume purchase discounts. We expect our costs will increase as a result of the loss or renegotiation of these arrangements, although the amount of the cost increase is not determinable at this time.

BASIS OF PRESENTATION

Our consolidated financial statements have been carved out from the consolidated financial statements of MRV using the historical results of operations and historical bases of the assets and liabilities of the MRV businesses that our company comprises. The consolidated condensed financial statements through June 30, 2001 also include allocations to us of certain MRV corporate assets, liabilities and expenses, including centralized legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other MRV corporate and infrastructure costs. The expense allocations have been determined on bases that MRV and we considered to be a reasonable reflection of the utilization of the services provided to us or the benefit received by us. The expense allocation methods included relative sales, headcount, square footage, transaction processing costs and adjusted operating expenses. No intercompany interest income or expense has been allocated to, or included in, our consolidated financial statements.

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

RESULTS OF OPERATIONS

The following table sets forth selected consolidated historical financial data for the periods indicated, expressed as a percentage of net sales.

                                        Three Months Ending June 30,   Six Months Ending June 30,
                                             -----------------              ----------------
                                              2000       2001                2000      2001
                                             ------     ------              ------    ------
                                                (unaudited)                   (unaudited)
Net sales                                     100%       100%                100%       100%
Cost of sales                                  65        141                  65        101

  Gross profit                                 35        (41)                 35         (1)
Operating costs and expenses:
  Selling, general and administrative          21         59                  19         44
  Research and development                     15         12                  15         11
  Amortization of goodwill                     34         47                  22         44
    Total operating costs                      70        118                  56         99
Operating loss                                (35)      (159)                (21)      (100)
Other income, net                               1          2                   0          3
  Loss before provision for income taxes      (34)      (157)                (21)       (97)
Provision for income taxes                      4          4                   3          2
Minority interest                               1          0                   1          0
  Net income (loss)                           (39)%     (161)%               (25)%      (99)%

Net Sales

We recognize revenue upon shipment of our products, at which time, customer acceptance of the products has been attained and collection is considered probable. Net sales for the three months ended June 30, 2001 increased 46%, to $41.1 million from $28.1 million for the three months ended June 30, 2000. Net sales for the six months ended June 30, 2001 increased 108%, to $89.3 million from $43.0 million for the six months ended June 30, 2000. Our increase in net sales is primarily a result of the growth of the Internet and e-commerce and the corresponding increased bandwidth requirements.

The following table sets forth our net sales to certain customers as a percentage of our total net sales:

                          Three Months Ending June 30,      Six Months Ending June 30,
                               ----------------                 ----------------
                               2000         2001                2000         2001
                               ----         ----                ----         ----
                                  (unaudited)                      (unaudited)
Marconi Communications          21%          13%                 17%          13%
Cisco Systems                   12%           9%                 14%          11%
Other                           67%          78%                 69%          76%
                               ---          ---                 ---          ---

  Net sales                    100%         100%                100%         100%
                               ===          ===                 ===          ===

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

Cisco and Marconi have recently announced that they expect declining revenues and profitability in the near term due to softening demand for telecommunications and networking equipment. This has resulted in reductions and rescheduling by Cisco and Marconi in purchases from their suppliers such as us as they seek to reduce their existing inventories and adjust to reduced demand in the market. This will likely result in lower sales to Cisco and Marconi, and could result in lower revenues overall. Our sales may decline significantly with resulting fluctuations or harm to our operating results and financial condition if either Cisco, Marconi or other material customers cancel, reduce or delay purchases of our products or unduly delays qualifying them.

Gross Profit

Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Gross profit for the three months ended June 30, 2001, decreased 269%, down to a loss of $16.8 million from a profit of $10.0 million for the three months ended June 30, 2000. Gross profit for the six months ended June 30, 2001, decreased 105%, down to a loss of $802,000 from $15.2 million for the six months ended June 30, 2000. Pro forma gross profit for the three months ended June 30, 2001, before restructuring charges, inventory write-downs and other market-related one-time charges of $29.3 million for the three months ended June 30, 2001, and deferred compensation amortization expense of $744,000 and $566,000 for the three months ended June 30, 2000 and 2001, respectively, would have increased 22%, to $13.1 million. Pro forma gross profit for the six months ended June 30, 2001, before inventory write-downs and other market-related one-time charges of $29.3 million for the three months ended June 30, 2001, and deferred compensation amortization expense of $744,000 and $1.2 million for the six months ended June 30, 2000 and 2001, respectively, would have increased 87%, to $29.8 million.

Our pro forma gross margin, before restructuring charges, inventory write-downs and other market-related one-time charges for the three months ended June 30, 2001, and deferred compensation amortization expense for the three months and six months ended June 30, 2000 and 2001, decreased to 32% for the three months ended June 30, 2001, from 38% for the three months ended June 30, 2000 and decreased to 33% for the six months ended June 30, 2001, from 37% for the six months ended June 30, 2000. Our gross margins (defined as gross profit as a percentage of net sales) are generally affected by price changes over the life of the products and improved production efficiencies as a result of increased utilization. The former effect will generally decrease gross margins over the products' respective life cycles, whereas as the latter effect typically increases gross margins. Prices for existing products are generally expected to continue to decrease over their respective life cycles. Our lower margin customers typically operate in highly competitive markets where the price of our products is a key factor. Although we sacrifice margins to these customers, our volumes are typically greater than the volumes achieved with higher margin customers. As we seek to continue to diversify our customer base, we plan to target markets with improved margins and less competitive end-markets. In the short term, we expect margins to remain constant or decline slightly due to the integration of the acquired companies with historically lower margins. In the mid- to long term, we expect margins to improve due to increased operating efficiencies associated with capacity utilization in Taiwan and People's Republic of China, diversification of sales to higher margin customers, and a favorable shift towards a higher margin customer base.

Operating Costs and Expenses

Operating costs and expenses consist of selling, general and administrative, research and development costs, costs associated with acquisitions, and other operating related charges. Operating costs and expenses, increased to 118% of net sales, or $48.5 million, for the three months ended June 30, 2001, from 70% of net sales, or $19.7 million, for the three months ended June 30, 2000. Operating costs and expenses, increased to 99% of net sales, or $88.5 million, for the six months ended June 30, 2001, from 56% of net sales, or $24.3 million, for the six months ended June 30, 2000. Pro forma operating costs and expenses for the three months ended June 30, 2001, before restructuring and other one-time charges of $11.9 million for the three months ended June 30, 2001, goodwill amortization of $9.6 million and $19.5 million and deferred compensation amortization expense of $2.2 million and $7.9 million for the three months ended June 30, 2000 and 2001, respectively, would have increased 17%, to $9.2 million. Pro forma operating costs and expenses for the six months ended June 30, 2001, before market-related one-time charges of $11.9 million for the three months ended June 30, 2001, goodwill amortization of $9.6 million and $39.0 million and deferred compensation amortization expense of $2.2 million and $17.7 million for the six months ended June 30, 2000 and 2001, respectively, would have increased 60%, to $20.0 million. Pro forma operating costs and expenses, as a percentage of net sales, are lower for the three months and six months ended June 30, 2001 than the three months and six months ending June 30, 2000 due to an effort to realize greater efficiencies in the current down market.

Selling, general and administrative expenses for the three months ended June 30, 2001, increased to 59% of net sales, or $24.2 million, from 21% of net sales, or $5.9 million, for the three months ended June 30, 2000. Selling, general and administrative expenses for the six months ended June 30, 2001, increased to 44% of net sales, or $39.5 million, from 19% of net sales, or $8.1 million, for the six months ended June 30, 2000. Pro forma selling, general and administrative expenses for the three months ended June 30, 2001, before market-related one-time charges of $11.4 million for the three months ended June 30, 2001, deferred stock compensation expense of $1.1 million and $7.0 million for the three months ended June 30, 2000 and 2001, respectively, would have been 14% of net sales, or $5.8 million, an increase over the same period in the prior year by $920,000. Pro forma selling, general and administrative expenses for the six months ended June 30, 2001, before market-related one-time charges of $11.4 million for the three months ended June 30, 2001, deferred stock compensation expense of $1.1 million and $15.7 million for the six months ended June 30, 2000 and 2001, respectively, would have been 14% of net sales, or $12.4 million, an increase over the same period in the prior year by $5.4 million. The main reason for the increases is the inclusion of the new acquisitions of Fiber Optic Communications, Optronics and Quantum.

Research and development expenses, decreased as a percentage of net sales from 15% to 12% and from 15% to 11% of net sales during the three months and six months ended June 30, 2001, respectively, from the same periods in 2000. However, in terms of absolute dollars, research and development expenses increased from the three months and six months ended June 30, 2000 to the three months and six months ended June 30, 2001, from $2.4 million to $5.2 million and from $6.6 million to $10.0 million, respectively. Pro forma research and development expenses for the three months ended June 30, 2001, before market-related one-time charges of $501,000 for the three months ended June 30, 2001, and deferred stock compensation of $1.2 million and $890,000 for the three months ended June 30, 2000 and 2001, respectively, would have increased to $3.4 million from $3.0 million from the same period in 2000. Pro forma research and development expenses for the six months ended June 30, 2001, before market-related one-time charges of $501,000 for the three months ended June 30, 2001, and deferred stock compensation of $1.2 million and 2.0 million for the six months ended June 30, 2000 and 2001, respectively, would have increased to $7.6 million from $5.5 million from the same period in 2000. Research and development expenses increased primarily due to the addition of Fiber Optics Communications, Optronics and Quantum. During the year ended December 31, 2000 we began development of our next generation products for applications such as fiber-to-the-home and fiber-to-the-curb. Fiber-to-the-home and fiber-to-the-curb are industry terms referring to the deployment of fiber optic cable for residential access to communications networks. Research and development expenditures also included additional development of our duplexers, triplexers and high-speed transceivers. We continue to invest heavily in areas targeted at broadening our customer base, product lines and end-product applications. We expect absolute dollars spent on research and development to continue to increase as we invest in key technical personnel, expand our current product lines and develop new product offerings.

During the three months ended June 30, 2001, we incurred amortization of goodwill and deferred stock compensation of $19.5 million and $2.7 million, respectively, relating to the acquisitions of Fiber Optic Communications, Optronics and Quantum. During the six months ended June 30, 2001, we incurred amortization of goodwill and deferred stock compensation of $39.0 million and $5.9 million, respectively, relating to these acquisitions. We expect to incur additional amortization of goodwill from these acquisitions of approximately $19.5 million each quarter through December 31, 2001. At January 1, 2002 we intend to implement SFAS No. 142 (see RECENT ACCOUNTING PRONOUNCEMENTS, below). Deferred stock compensation charges from these acquisitions will generate an additional $11.7 million of expense through 2004. Deferred stock compensation is amortized using the graded method over the related expected employee service period, in this case four years.

Provision for Income Taxes

The provision for income taxes was $1.8 million and $1.9 million for the three months and six months ended June 30, 2001, respectively. The effective tax rate for the three months and six months ended June 30, 2001 was (2.1%), resulting from a tax provision computed based on a net loss position. The rate was negatively impacted by the amortization of goodwill and certain deferred stock compensation, which are not tax deductible. Our effective tax rates in future years may fluctuate due to amortization of goodwill and deferred stock compensation partially offset by favorable tax programs available in certain foreign tax jurisdictions where we currently have operating facilities.

LIQUIDITY AND CAPITAL RESOURCES

We received $132.3 million in net proceeds from the sale of 12,000,000 shares of our common stock in our initial public offering completed in November 2000.

On June 30, 2001, we had working capital of $123.0 million, compared with $161.7 million at December 31, 2000. The ratio of current assets to current liabilities at June 30, 2001 was 3.2 to 1, compared to 4.4 to 1 at December 31, 2000.

Cash used by operating activities was $3.5 million and $23.0 million for the three months and six months ended June 30, 2001, respectively. Cash flows from operating activities was adversely affected by our net loss of $66.0 million and $88.3 million for the three months and six months ended June 30, 2001, respectively, increase in inventory for the three months ended March 31, 2001, increase in accounts receivable and deferred income taxes, payment of accounts payables, and establishing short-term deposits for capital acquisitions, all offset by non-cash charges for the amortization of goodwill of $19.5 million and $39.0 million for the three months and six months ended June 30, 2001, respectively, deferred stock compensation of $8.9 million and $18.9 million for the three months and six months ended June 30, 2001, respectively, and restructure and other one-time charges incurred as a result of the current slowdown in the communication industry for the three months ended June 30, 2001. Inventory levels increased during the three months ended March 31, 2001 in anticipation of increased sales. However, due to the dramatic downturn in demand for communications equipment, we wrote-off $26.2 million of inventory during the next three months ended June 30, 2001. The increase in accounts receivable was due primarily to increased sales. Capital expenditures for property and equipment represent the majority of cash used in investing activities. The capital expenditures for the three months and six months ended June 30, 2001 of $7.3 million and $17.2 million, respectively, plus another $3.0 million and $9.0 million, respectively, in short-term deposits for the acquisition of capital assets, reflect our investment in expanding production and research and development capacity.

We believe that cash on hand, along with our cash flows from operations, will be sufficient to satisfy our working capital, capital expenditure and research and development requirements for at least the next 12 months. However, we may require or choose to obtain additional debt or equity financing in order to finance acquisitions or other investments in our business. We expect to continue to devote resources to purchases of capital equipment as we continue to build and relocate our manufacturing capabilities and continue to expand our research and development programs. Our future capital requirements will depend on many factors, including our rate of revenue growth, the timing and extent of spending to support development of new products and expansion of sales and marketing, the timing of new product introductions and enhancements to existing products and market acceptance of our products.

FOREIGN CURRENCY

We operate on an international basis. A significant portion of our revenues and cost of sales are incurred in U.S. dollars. For the three months and six months ended June 30, 2001, approximately 52% and 43%, respectively, of our revenues and 50% and 43%, respectively, of our cost of sales were incurred in currencies other than the U.S. dollar. For the three months and six months ended June 30, 2001, approximately 71% and 68%, respectively, of our operating expenses were incurred in currencies other than the U.S. dollar, including the non-cash charges for deferred compensation expense and goodwill amortization incurred with the foreign subsidiary acquisitions. For the three months ended June 30, 2001, the New Taiwan dollar is the most significant of such currencies.

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

RECENT ACCOUNTING PRONOUNCEMENTS

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

The FASB recently approved two statements: SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", which provide guidance on the accounting for business combinations, requires all future business combinations to be accounted for using the purchase method, discontinues amortization of goodwill, defines when and how intangible assets are amortized, and requires an annual impairment test for goodwill. We plan to adopt these statements effective January 1, 2002. We are currently reviewing these standards to determine the impact on our results of operation and financial position. The most significant anticipated effect on our financial statements on adoption would be discontinuing goodwill amortization and the possible recording of a goodwill impairment loss measured as of the date of adoption.

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

        Our future success depends on our ability to develop and manage relationships with significant customers. For the year ended December 31, 2000, our two largest customers, Marconi Communications and Cisco Systems, together accounted for approximately 29% of our net sales, with Marconi accounting for 18% and Cisco accounting for 11% of our net sales. For the six months and three months ended June 30, 2001, Marconi and Cisco, together accounted for approximately 24% and 22%, respectively, of our net sales, with Marconi accounting for 13% for each period and Cisco accounting for 11% and 9%, respectively, of our net sales. We rely on one-time purchase orders rather than long-term contracts with both Cisco and Marconi, and, as a result, we cannot predict the size, timing or terms of their incoming orders. We have experienced variations in the purchase patterns of Marconi and Cisco in the past, and we may experience continued variation in the future. Material reasons for historic variations in the purchase patterns of these customers, particularly by Marconi, have included weather patterns that have delayed field installations of systems that incorporate our products and delays by our customers in qualifying our products that employ new components or features to assure compatibility with the components of other suppliers that our customers integrate with our products into our customers' systems. The timing of this qualification process is totally within the control of these customers. Thus, even when our products prove compatible with the components of other suppliers, as has typically been the case in the past, delays by our customers in completing the qualification process has resulted in corresponding delays in our receipt of orders for them. Both Cisco and Marconi have recently announced that they expect declining revenues and profitability in the near term due to softening demand for telecommunications and networking equipment. This has resulted in reductions and rescheduling by Cisco and Marconi in purchases from their suppliers such as us as they seek to reduce their existing inventories and adjust to reduced demand in the market. This will likely result in lower sales to Cisco and Marconi, and could result in lower revenues overall. Our sales may decline significantly with resulting fluctuations or harm to our operating results and financial condition if either Cisco or Marconi cancels, reduces or delays purchases of our products or unduly delays qualifying them.

WE INCURRED A NET LOSS IN THE YEAR ENDED DECEMBER 31, 2000 AND THE SIX MONTHS ENDED JUNE 30, 2001 AS A RESULT OF THE AMORTIZATION OF GOODWILL AND DEFERRED STOCK COMPENSATION FROM RECENT ACQUISITIONS AND EXECUTIVE EMPLOYMENT ARRANGEMENTS, AND AS A RESULT OF ONE-TIME CHARGES RECORDED TO REFLECT CURRENT MARKET CONDITIONS. DUE TO THE AMORTIZATION OF INTANGIBLE ASSETS AND DEFERRED STOCK COMPENSATION WE EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

        Although we reported net income of $3.5 million and $4.2 million for the years ended December 31, 1998 and 1999, respectively, we reported a net loss of $65.0 million for the year ended December 31, 2000 and a net loss of $22.3 million for the quarter ended March 31, 2001. The net losses are due to amortization of goodwill and deferred stock compensation related to the acquisitions of Fiber Optic Communications, Optronics International and Quantum Optech and our employment arrangements with our President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer. We will record amortization of intangibles, such as goodwill, and deferred stock compensation expenses relating to our acquisitions of Fiber Optic Communications, Optronics and Quantum going forward. As a consequence of these intangibles amortization charges and compensation expenses, we do not expect to report net income in the foreseeable future.

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

        We incurred a net loss for the second quarter ended June 30, 2001 of approximately $66.0 million, which includes one-time charges totaling $41.2 million. The charges are the result of the lower demand for our products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular. These charges include the write-down of inventory of $26.1 million, asset impairment of $8.9 million, and other restructuring and non-recurring items related to the recent market conditions of $6.2 million.

        Furthermore, we are undertaking a formal review of the goodwill generated in our acquisitions and we may record additional impairment charges when the review is completed in the forth quarter of 2001.

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

    -   The level of demand for our customers' products

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

        The timing of our revenue is difficult to predict because of the length and variability of the sales and implementation cycles for our products. We do not recognize revenue until a product has been shipped to a customer, all significant vendor obligations have been performed and collection is considered probable. Customers often view the purchase of our products as a significant and strategic decision. As a result, customers typically expend significant effort in evaluating, testing and qualifying our products and our manufacturing process. This customer evaluation and qualification process frequently results in a lengthy initial sales cycle of up to one year or more. In addition, some of our customers require that our products be subjected to life-time and reliability testing, which can take up to nine months or more. While our customers are evaluating our products and before they place an order with us, we may incur substantial sales and marketing and research and development expenses to customize our products to the customer's needs. We may also expend significant management efforts, increase manufacturing capacity and order long lead-time components or materials prior to receiving an order. Even after this evaluation process, a potential customer may not purchase our products. Even after acceptance of orders, our customers often change the scheduled delivery dates of their orders or even cancel them. Because of the evolving nature of the optical networking market, we cannot predict the length of these sales, development or delivery cycles. As a result, these long sales cycles may cause our net sales and operating results to vary significantly and unexpectedly from quarter-to-quarter, which could cause volatility in our stock price.

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        For the year ended December 31, 2000 and the quarters ended March 31 and June 30, 2001, sales to customers located outside of the North America were 38%, 37% and 43%, respectfully, of our net sales. We expect that sales to customers located outside of the United States will increase in the future. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international service providers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

        From 1988 until our separation from MRV in September 2000, we operated as a division of MRV and conducted business using MRV's trade name. In March 2000, we were incorporated in Delaware as a wholly owned subsidiary of MRV. We formally separated from MRV in September 2000 and as a result of our IPO in November 2000, we became a public company. Our entire line of passive optical components was obtained through our acquisitions of Fiber Optic Communications and Quantum in April and July 2000. We expect that sales of our passive optical components will constitute a significant part of our future business. We have no history as an independent company or in operating in the passive components markets. Our lack of independence and our limited operating history in the passive optical components markets may limit your ability to evaluate our prospects due to:

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

MACROECONOMIC FACTORS COULD AND HAVE NEGATIVELY IMPACTED OUR GROWTH PLAN.

        Macroeconomic factors, such as an economic slowdown in the U.S. and abroad, have detrimentally impacted demand for communications products, thereby resulting in reduced demand for optical components in general. If recent trends continue, these factors could negatively affect our ability to execute our growth plan.

        The unfavorable economic conditions and reduced capital spending detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States, during the last six months, and appear to continue to affect these industries in the third quarter of 2001 and may affect them beyond the third quarter. Announcements by industry participants and observers indicate there is a slowdown in industry spending and participants are seeking to reduce existing inventories and we are experiencing such reductions in our business. This has resulted in lower demand for our products and pressures to reduce prices. As a result of these factors, our results for the quarter ended June 30, 2001 include one-time charges totaling $41.2 million, which include the write-off of inventory, purchase commitments, asset impairment, workforce reduction, restructuring costs and other non-recurring items. These charges are the result of the lower demand for our products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular.

        If the economic conditions in the United States continue to worsen generally or in the fiber optics equipment business particularly, or if a wider or global economic slowdown occurs, we may experience a longer-term material adverse impact on our business, operating results, and financial condition.

IF WE FAIL TO MANAGE OUR GEOGRAPHICALLY DISPERSED OPERATIONS, OUR BUSINESS MAY NOT SUCCEED.

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We currently operate facilities in Chatsworth, California, Hsinchu, Taiwan and Shanghai, People's Republic of China. The challenges of managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and continue to expand, train and manage our work force worldwide. While we are currently implementing stand-alone versions of most of the systems historically used by MRV, in some cases we have decided to purchase new systems that more closely match our business needs and have incurred some additional expense, and may incur significant additional expense, as well as diversion of management attention in connection with implementing those systems. In addition, difficulties in implementing those systems could disrupt our business and could result in an adverse impact on our business results. The failure to effectively manage our geographically dispersed operations could adversely impact our ability to manufacture and sell our products, which could reduce our net sales.

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

        The sale of our products requires long and involved efforts targeted at several key departments within our prospective customers' organizations. Sales of our products require the prolonged efforts of executive personnel and specialized systems and applications engineers working together with a small number of dedicated salespersons. Currently, our sales organization is limited. We will need to grow our sales force in order to increase market awareness and sales of our products, although we have no plans to do so in the short term. Competition for these individuals is intense, and we might not be able to hire the kind and number of sales personnel and applications engineers we need. If we are unable to expand our sales operations in the mid-to-long term, we may not be able to increase market awareness or sales of our products, which would prevent us from increasing our net sales.

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

IF OUR SENIOR MANAGEMENT TEAM IS UNABLE TO WORK TOGETHER EFFECTIVELY, OUR BUSINESS MAY BE SERIOUSLY HARMED.

        Some of our senior management personnel only recently joined the Company. As a result, our senior management team has had limited time to work together. If they are unable to work together effectively to manage our organization as a public company, our business may be seriously harmed.

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

    - incur additional liabilities such as the $21.2 million of additional consolidated liabilities incurred in connection with the acquisitions of Fiber Optic Communications, Optronics and Quantum; or

    - incur expenses related to the amortization of intangible assets and deferred compensation, like the expenses related to goodwill and other intangible assets aggregating $389.0 million and deferred compensation charges aggregating $30.2 million incurred in connection with the acquisitions of Fiber Optic Communications, Optronics and Quantum.

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

        We face all of the above-mentioned risks related to the acquisitions of Fiber Optic Components, Optronics and Quantum. In particular, these acquisitions have brought large new manufacturing facilities and we face significant challenges in integrating these facilities before we can realize benefits from these acquisitions. Our entire line of passive optical components was established through our recent acquisitions of Fiber Optic Communications and Quantum and successful integration of that product line and the associated manufacturing facilities is essential to our business. We cannot assure that we will be able to successfully integrate any businesses, products, technologies or personnel that we might acquire in the future, and failure to successfully integrate them may harm our business.

IF WE ARE UNABLE TO EXPAND OUR MANUFACTURING CAPACITY, EXPERIENCE DIFFICULTIES AND DISRUPTIONS IN THE MANUFACTURE OF OUR PRODUCTS, ARE UNABLE TO OBTAIN NEEDED CAPITAL EQUIPMENT, EXPERIENCE SHORTAGES IN RAW MATERIALS OR MANUFACTURING PERSONNEL OR FACE OTHER PROBLEMS OR DELAYS IN MANUFACTURING, WE MAY NOT BE ABLE TO MEET ORDERS TIMELY WHICH COULD ADVERSELY AFFECT SALES, GROSS MARGINS AND THE RESULTS OF OUR OPERATIONS.

        We currently manufacture a significant portion of our products in our facilities located in Chatsworth, California. We also conduct manufacturing at our facilities in Hsinchu, Taiwan and Shanghai, People's Republic of China. We could experience difficulties and disruptions in the manufacture of our products, which could prevent us from achieving timely delivery of products and could result in lost sales. We could also face the inability to procure and install additional capital equipment, a shortage of raw materials we use in our products, a lack of availability of manufacturing personnel to work in our facilities, difficulties in achieving adequate yields from new manufacturing lines and an inability to predict future order volumes. We may experience delays, disruptions, capacity constraints or quality control problems in our manufacturing operations, and, as a result, product shipments to our customers could be delayed, which would negatively impact our net sales, competitive position and reputation. If we experience disruptions in the future, it may result in lower yields or delays of our product shipments, which could adversely affect our sales, gross margins and results of operations. If we are unable to expand our manufacturing capacity in a timely manner, we will have insufficient capacity, which could seriously harm our results of operations.

THE LOCATION OF OUR MANUFACTURING FACILITIES IN SOUTHERN CALIFORNIA AND TAIWAN SUBJECTS US TO INCREASED RISK THAT A NATURAL DISASTER COULD DISRUPT OUR OPERATIONS.

        Substantially all of our products are manufactured at our facilities in Chatsworth, California and Hsinchu, Taiwan. The risk of earthquakes in Southern California and Taiwan is significant due to the proximity of major earthquake fault lines to these manufacturing facilities. In January 1994 and September 1999, major earthquakes near Chatsworth and in Taiwan, respectively, affected the facilities of manufacturers in these areas including ours, causing power and communications outages and disruptions that impaired production capacity. While our facilities did not suffer material damage and these earthquakes did not materially disrupt our business, the occurrence of an earthquake or other natural disaster could result in the disruption of our manufacturing facilities. Any disruption in our manufacturing facilities arising from such events could cause significant delays in the production or shipment of our products until we are able to shift production to different facilities or arrange for third parties to manufacture our products. We may not be able to obtain alternate capacity on favorable terms or at all.

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

        Current softness in demand and pricing in the communications market have necessitated a review of our inventory, facilities and headcount. As a result, we recorded in the second quarter of 2001 one-time charges for the write down of inventory and inventory purchase commitments, among other things, of $41.2 million.

IF WE CANNOT INCREASE OUR SALES VOLUMES, REDUCE OUR COSTS OR INTRODUCE HIGHER MARGIN PRODUCTS TO OFFSET ANTICIPATED REDUCTIONS IN THE AVERAGE SELLING PRICE OF OUR PRODUCTS, OUR OPERATING RESULTS WILL SUFFER.

        We have experienced decreases in the average selling prices of some of our products. We anticipate that as products in the optical networking market become more of a commodity, the average selling price of our products may decrease in response to competitive pricing pressures, new product introductions by us or our competitors or other factors. In addition, the current softness in the market could detrimentally affect our selling prices. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes or product mix, our net sales and gross margins will decline. In addition, to maintain our gross margins, we must continue to reduce the manufacturing cost of our products and we must develop and introduce new products and product enhancements with higher margins. If we cannot maintain our gross margins, our financial position may be harmed and our stock price may decline.

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

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS, WHICH COULD BE COSTLY AND SUBJECT US TO SIGNIFICANT LIABILITY.

        From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to infringement claims as the number of products and competitors in our market grows and the functioning of products overlaps. In this regard, in early 1999, we received a written notice from Rockwell Corporation in which Rockwell claimed to have patent rights in certain technology related to our metal organic chemical vapor deposition processes. Rockwell requested that we review our processes in light of one of Rockwell's issued patents, which we have done and determined that the cited patent has expired. We believe that none of our product sales relates to the Rockwell claim. In October 1999, we received a written notice from Ortel Corporation, which has since been acquired by Lucent Technologies, Inc., in which Ortel claimed to have patent rights in certain technology related to our triplexer and duplexer products. Ortel requested that we review our products in connection with one of Ortel's issued patents. We are evaluating the information provided to us thus far by Ortel and are also evaluating the validity of Ortel's patent noted in Ortel's letter. In January 2001, we were advised that Lucent had assigned certain of its rights and claims to Agere Systems, Inc., including the claim made on the Ortel patent. To date, we have not been contacted by Agere regarding this patent claim. We are presently seeking to determine whether we may have violated and the extent of our usage of, and related revenues from, technology covered by this patent. Based on our evaluation to date, we have concluded that the Ortel claim (evidently now the property of Agere) relates to an aspect of our triplexers. Net sales of our triplexers accounted for approximately 5% of total net sales during the year ended December 31, 2000. In May 2001, we received written notice from IBM, which claims that several of our optical components make use of inventions covered by certain patents claimed by IBM. We are presently seeking to determine whether we may have violated and the extent of our usage of, and related revenues from, technology covered by the IBM patents. Based on our evaluation to date, we have concluded that the IBM claim relates to certain of our transceivers. Net sales of the transceivers in question accounted for approximately 25% of total net sales during the year ended December 31, 2000. The patents of Ortel and IBM and other patents of which we are not presently aware that may relate to our products may be determined to be valid, or some of our products may ultimately be determined to infringe these patent, or those of other companies. Agere, IBM or other companies may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

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

        From time to time we may be required to license technology from third parties to develop new products or product enhancements or to resolve infringement claims with respect to intellectual property rights in our existing products. We cannot assure you that third-party licenses such as from Rockwell, Agere or IBM will be available to us on commercially reasonable terms, if at all. The inability to obtain any third-party license required to develop new products and product enhancements or to resolve infringement claims on our existing products could require us to obtain substitute technology of lower quality or performance standards or at greater cost, either of which could seriously harm our ability to manufacture and sell our products.

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

OUR BUSINESS MAY SUFFER IF MRV DOES NOT COMPLETE ITS DISTRIBUTION OF OUR COMMON STOCK.

        MRV has announced its intention to divest its remaining equity interest in us by selling up to 18,720,000 shares of our common stock to the public and distributing the remainder of its shares of our common stock to the holders of MRV's common stock, although it is not obligated to do so. In August 2001, we registered 18,720,000 shares of our common stock on behalf of MRV in a prospectus dated August 8, 2001.. In May 2001, MRV received a private letter ruling from the Internal Revenue Service that MRV's distribution of their shares of Luminent common stock to the holders of MRV common stock will be tax-free to its stockholders and MRV for United States federal income tax purposes if the distribution occurs within one year of the IPO, i.e., by November 8, 2001. There are various conditions to the completion of the distribution, including various conditions that must be satisfied or waived by MRV, in its sole discretion, and we cannot assure you as to whether or when the distribution will occur. As described in MRV's public disclosures, these conditions include, among other things:

    -   all required government approvals must be in effect;

    - MRV's redemption or repayment of its outstanding convertible subordinated notes;

    -   no legal restraints must exist preventing this distribution; and

    - nothing must have happened in the intervening time between the time of our IPO and the distribution, including changes in market or economic conditions or in our or MRV's business and financial condition, that causes MRV's board of directors to conclude that the distribution is not in MRV's best interest or the best interest of MRV's stockholders.

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

        As a result of our IPO, MRV ownership of our shares was reduced to approximately 92% of our outstanding common stock. If MRV sells all of the shares of Luminent common stock that are the subject of a registration statement filed on behalf of MRV, MRV will own approximately 80.3% of our outstanding shares. As long as MRV owns a majority of our outstanding common stock, MRV will continue to be able to elect our entire board of directors and to remove any director, with or without cause, without calling a special meeting. Investors will not be able to affect the outcome of any stockholder vote prior to the planned distribution of our stock to the MRV stockholders. As a result, MRV will control all matters affecting us, including:

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

SALES OF A CONTROLLING INTEREST IN US BY MRV, OR SALES OF OUR SHARES BY MRV WHICH REDUCES ITS OWNERSHIP INTEREST IN US TO BELOW 80%, WOULD PREVENT THE PLANNED DISTRIBUTION OF OUR COMMON STOCK.

        MRV is not prohibited from selling any or a controlling interest in us to a third party. A sale of a controlling interest in us by MRV or sales of our shares by MRV or us which reduces MRV's ownership interest in us to below 80% (the minimum threshold to effect a tax free distribution) would prevent the distribution of our shares to MRV's shareholders as announced. Any such sales could have a depressive effect of the market price of our common stock. Moreover, because MRV can dispose of all or a portion of its ownership of our common stock at some future date, it may transfer a controlling interest in us without allowing you to participate or realize a premium.

SALES OF SUBSTANTIAL AMOUNTS OF OUR SHARES BY MRV, OR EVEN THE AVAILABILITY OF SUCH SHARES FOR SALE, COULD CAUSE THE MARKET PRICE OF OUR SHARES TO DECLINE.

        MRV intends to offer for resale 18,720,000 of our common shares after the registration statement filed on MRV's behalf is declared effective. This represents approximately 12% of our outstanding shares as of the date of this report . Sales of substantial amounts of these shares at any one time or from time to time, or even the availability of these shares for sale, could adversely affect the market price of our shares.

SO LONG AS MRV CONTINUES TO OWN MORE THAN 90 PERCENT OF OUR OUTSTANDING CAPITAL STOCK, IT MAY MERGE US INTO MRV AT ANY TIME.

        Because MRV may offer all or some of the shares pursuant to this prospectus, and, to our knowledge there are currently no agreements, arrangements or understandings with respect to the sale of any of the shares offered by this prospectus, we can provide no estimate as to the amount of shares that will be held by MRV after completion of this offering and MRV may continue to hold over 90 percent of our outstanding shares. Although MRV has announced plans to distribute our common stock that it owns to the holders of MRV common stock, it is not obligated to do so. It is possible that MRV may decide not to complete the distribution. Further, MRV may not sell sufficient shares pursuant to this prospectus to reduce its ownership to below 90 percent of our outstanding shares. Under Delaware law, a parent corporation that owns at least 90 percent of the outstanding capital stock of a subsidiary corporation may merge the subsidiary into the parent without the vote of the subsidiary's stockholders. Therefore, in the event MRV elects not to complete the distribution, it may merge us into itself without the vote of our stockholders. In such event, our outstanding shares of common stock would be converted into shares of common stock of MRV at an exchange ratio to be determined at the time of the transaction. Our stockholders would be entitled to appraisal rights under Delaware law, but these rights may not entitle our stockholders to receive consideration equivalent to the price they paid for our common stock.

SUBSTANTIAL SALES OF COMMON STOCK MAY OCCUR IN CONNECTION WITH THE DISTRIBUTION OR OTHERWISE, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE.

        MRV has announced plans to distribute to its stockholders all of the shares of our common stock it owns by November 8, 2001, although it is not obligated to do so. If MRV completes the distribution, all of these shares would be eligible for immediate resale in the public market. Any sales of substantial amounts of common stock in the public market, or the perception that such sales might occur, whether as a result of this distribution or otherwise, could harm the market price of our common stock. We are unable to predict whether significant amounts of common stock will be sold in the open market in anticipation of, or following, this distribution or whether a sufficient number of buyers will be in the market at that time.

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

OUR HISTORICAL FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY.

        The historical financial information we have included herein for periods prior to January 1, 2001 has been carved out from MRV's consolidated financial statements and may not accurately reflect what our financial position, results of operations and cash flows would have been, had we been a separate, stand-alone entity during the periods presented. MRV did not account for us as, and we were not operated as, a single stand-alone entity for the periods presented prior to January 1, 2001. In addition, the historical information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. We have not made adjustments to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our separation from MRV, including changes in our employee base, changes in our tax structure, increased costs associated with reduced economies of scale, increased marketing expenses related to establishing a new brand identity and increased costs associated with being a public, stand-alone company.

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

        MRV currently plans to distribute to its stockholders the shares of our common stock that it owns by November 8, 2001. We have agreed to indemnify MRV in the event the distribution is not tax-free to MRV or its stockholders because of actions taken by us or our failure to take various actions, all as set forth in our tax sharing agreement with MRV. We may not be able to control some of the events that could trigger this liability. In particular, certain acquisitions of us by a third party within two years of the distribution could result in the distribution not being tax-free and therefore give rise to our obligation to indemnify MRV for any resulting tax or other liability. If we were to become obligated to indemnify MRV for this liability, our financial condition and business would be significantly harmed.

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

We operate on an international basis. A majority of our revenues and cost of sales are incurred in U.S. dollars. For the year ended December 31, 2000, approximately 31% and 29% of our revenues and cost of sales, respectively, were incurred in currencies other than the U.S. dollar. For the six months ended June 30, 2001, approximately 36% and 39% of our revenues and cost of sales, respectively, were incurred in currencies other than the U.S. dollar. For the year ended December 31, 2000 and the six months ended June 30, 2001, approximately 63% and 65%, respectively, of our operating expenses were incurred in currencies other than the U.S. dollar, including the non-cash charges for deferred compensation expense and goodwill amortization incurred with the foreign subsidiary acquisitions. For the year ended December 31, 2000 the New Taiwan dollar represented 87% of revenues, 88% of cost of sales, and 99% of operating expenses incurred in currencies other than the U.S. dollar. For the six months ended June 30, 2001 the New Taiwan dollar represented 97% of revenues and cost of sales, and 99% of operating expenses incurred in currencies other than the U.S. dollar.

The New Taiwan dollar has been relatively stable in relation to the U.S. dollar in recent years, and accordingly, we have not experienced any significant fluctuations in operating results due to exchange rate fluctuations in the New Taiwan dollar in relation to the U.S. dollar, however, we cannot guarantee the same stability in the future. The following provides an example of how fluctuations in the New Taiwan dollar would affect our overall revenues and cost of sales based on the December 30, 2000 U.S. to New Taiwan dollar exchange rate of 33.17. We estimate that a hypothetical 10% decrease in the New Taiwan dollar exchange rate would result in our recognizing an increase of $3.4 million in our total revenues and an increase of $2.5 in our total cost of sales. We estimate that a hypothetical increase of 10% in the New Taiwan dollar exchange rate would result in our recognizing a decrease of $3.1 million in our total revenues and a decrease of $2.3 million in our total cost of sales.

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

From time to time, however, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. In early 1999, we received a written notice from Rockwell Corporation in which Rockwell claimed to have patent rights in certain technology related to metal organic chemical vapor deposition processes. Rockwell requested that we review our processes in light of one of Rockwell's issued patents. In the spring of 2000, we began to review Rockwell's claim in detail and thereafter determined that the patent upon which Rockwell based its claim expired in January 2000. This limits the scope of Rockwell's claim to damages, if any, for matters arising prior to expiration of the patent. MRV has agreed to indemnify us from any damages resulting from such claims. We are presently seeking to determine the validity of Rockwell's patent, whether the processes we have employed violated the patent, if valid, and the extent of our usage of, and related revenues derived from, the process covered.

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

See WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS, WHICH COULD BE COSTLY AND SUBJECT US TO SIGNIFICANT LIABILITY under the RISK FACTORS section, above.

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

The offering was completed on November 9, 2000. We sold 12,000,000 registered shares at an initial public offering at an aggregate offering price of $144,000,000 or $12.00 per share. From November 9, 2000 to June 30, 2001, the aggregate underwriting discounts paid in connection with the offering was $10.1 million. We estimate that other expenses of the offering total $1.6 million.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

NONE.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

                                 LUMINENT, INC.
          PRO FORMA(1) CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                                                      Three Months Ended June 30,
                                                                                       -------------------------
                                                                                          2000           2001
                                                                                       ---------       ---------
Net Sales                                                                              $  28,107       $  41,103
Cost of sales                                                                             17,403          28,042
                                                                                       ---------       ---------
       Gross Profit                                                                       10,704          13,061
Operating costs and expenses
       Selling, general and administrative                                                 4,836           5,756
       Research and development                                                            3,016           3,443
                                                                                       ---------       ---------
                                                                                           7,852           9,199

            Operating income                                                               2,852           3,862
Other income, net                                                                            192             988
                                                                                       ---------       ---------
       Income before provision for income taxes
            and minority interest                                                          3,044           4,850

Provision for income taxes                                                                 1,223           1,494
Minority interest                                                                            128            (136)

                                                                                       ---------       ---------
       Pro forma net income                                                            $   1,693       $   3,492
                                                                                       =========       =========

Net income per share, basic                                                                 0.01            0.02
Net income per share, diluted                                                               0.01            0.02
Shares used in per-share calculation, basic                                              144,000         156,000
Shares used in per-share calculation, diluted                                            144,000         157,070

Reconciliation of pro forma net income to net income (loss)
                                                                                                       ---------
Pro forma net income                                                                       1,693           3,492
Restructure & other one-time charges charged to cost of sales                                  -         (29,326)
Restructure & other one-time charges charged to selling, general & administrative              -         (11,390)
Restructure & other one-time charges charged to research and development                       -            (501)
Restructure & other one-time charges charged to other income                                   -             (16)
Deferred stock compensation charged to cost of sales                                        (744)           (566)
Deferred stock compensation charged to selling, general and administrative                (1,070)         (7,010)
Deferred stock compensation charged to research and development                           (1,159)           (890)
Amortization of goodwill charged to operating costs and expenses                          (9,580)        (19,488)
Adjustment to provision for income taxes in applying statutory rates                           -            (260)
                                                                                       ---------       ---------
       Net income (loss)                                                                 (10,860)        (65,955)
                                                                                       =========       =========

---------------------

(1) Pro forma statements exclude the non-cash charges recorded for the amortization of goodwill and deferred stock compensation related to the acquisitions of Fiber Optic Communications, Optronics, and Quantum; our employment arrangements with two of our executives; and the one-time restructure and other charges recorded as a result of the lower demand for our products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular. The provision for income tax is computed using the statutory rates for each entity.

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

       10.24          Addendum to Escrow and Stock Pledge Agreement dated as of
                      June 16, 2000 by and between MRV and certain shareholders
                      of QOI (incorporated by reference to Exhibit 10.24 filed with our
                      Registration Statement on Form S-1, File No. 333-42238,
                      on July 26,2000).

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

       10.41          Employment Agreement dated April 23, 2001 between Aaron
                      Uri Levy and the Registrant (incorporated by reference to Exhibit 10.41 filed with our 10-Q, File No.
                      000-31393, on May 15, 2001).


       10.42          Lease Agreement dated January 30, 2001 between Abronson,
                      Cole & Eisele, a California General Partnership and the
                      Registrant (incorporated by reference to Exhibit 10.42 filed with our 10-Q, File No. 000-31393, on May 15, 2001).

       21.1 List of Registrant's Subsidiaries (incorporated by reference to Exhibit 21.1 filed with our Registration
                      Statement on Form S-1, File No. 333-42238, on September
                      13, 2000).

(b)     Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the last quarter of the period covered by this Report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chatsworth, State of California, on August 14, 2001.

                                     LUMINENT, INC.

                                     By: /s/ WILLIAM R. SPIVEY
                                        ----------------------------------
                                        William R. Spivey, President
                                        and Chief Executive Officer


                                     By: /s/ ERIC I. BLACHNO
                                        ----------------------------------
                                        Eric I. Blachno, Vice President, Finance
                                        and Chief Financial Officer