Form 10-Q
period 2001-09-30
LUMINENT INC
filed 2001-11-14
CIK 1119602

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of October 30, 2001 156,000,000 shares of the registrant's common stock were outstanding.

                                 LUMINENT, INC.

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

                          PART I. Financial Information

Item 1  Financial Statements

            Consolidated Condensed Balance Sheets as of September 30, 2001
             (unaudited) and December 31, 2000                                      1
            Unaudited Consolidated Condensed Statements of Operations for
              the three months and nine months ended September 30, 2001 and
              2000                                                                  3

            Unaudited Consolidated Condensed Statements of Cash Flows for the
              nine months ended September 30, 2001 and 2000                         4
            Notes to Consolidated Condensed Financial Statements                    5
Item 2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                                 9
Item 3  Quantitative and Qualitative Disclosures About Market Risk                 25

                       PART II. Other Information

Item 1  Legal Proceedings                                                          25
Item 2  Changes in Securities and Use of Proceeds                                  25
Item 5  Other Information                                                          27
Item 6  Exhibits and Reports on Form 8-K                                           28
        Signatures                                                                 29

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                                 LUMINENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS

                                                                      December 31,   September 30,
                                                                         2000            2001
                                                                      -----------    ------------
                                                                                      (unaudited)
Current assets:
     Cash and cash equivalents                                         $131,778        $ 93,646
     Short-term investments                                               1,082              55
     Accounts receivable, net of allowance of $4,455
          at December 31, 2000 and $6,889 at September 30, 2001          22,463          18,484
     Inventories                                                         39,428          24,282
     Deferred income taxes                                                6,220           6,977
     Prepaids and other current assets                                    9,106          17,023
                                                                       --------        --------
          Total current assets                                          210,077         160,467

Property and equipment, net                                              51,366          53,403
Goodwill, net                                                           341,540         283,076
Other assets                                                              3,247           8,298
                                                                       --------        --------
          TOTAL ASSETS                                                 $606,230        $505,244
                                                                       ========        ========

              The accompanying notes are an integral part of these
                     consolidated condensed balance sheets.

                                 LUMINENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      December 31,     September 30,
                                                                          2000             2001
                                                                      -----------      -------------
                                                                                        (unaudited)
Current liabilities:
     Current portion of long-term debt                                 $   2,607         $   2,191
     Short-term borrowings                                                 7,957            10,289
     Accounts payable                                                     20,021             9,406
     Accrued expenses                                                     10,337            15,111
     Accrued returns and warranty                                            850             3,964
     Income taxes payable                                                  6,634             5,764
                                                                       ---------         ---------
          Total current liabilities                                       48,406            46,725

Long-term debt, net of current portion                                     9,550             8,284
Other long-term liabilities                                                  779               540

Commitments and Contingencies

Minority interest                                                            444               349

Stockholders' equity:
     Preferred stock, $.001 par value, 30,000,000 shares
          authorized; none issued and outstanding                             --                --
     Common stock, $.001 par value, 300,000,000 shares
          authorized; 156,000,000 shares issued and outstanding              156               156
     Additional paid-in capital                                          635,066           635,066
     Accumulated deficit                                                 (29,241)         (168,792)
     Deferred stock compensation, net                                    (55,570)          (12,062)
     Accumulated other comprehensive loss                                 (3,360)           (5,022)
                                                                       ---------         ---------
          Total stockholders' equity                                     547,051           449,346
                                                                       ---------         ---------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $ 606,230         $ 505,244
                                                                       =========         =========



              The accompanying notes are an integral part of these
                     consolidated condensed balance sheets.

                                 LUMINENT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (in thousands, except per share data)
                                   (unaudited)

                                                            Three Months Ended September 30,     Nine Months Ended September 30,
                                                            -------------------------------      -------------------------------
                                                                  2000              2001              2000              2001
                                                               ---------         ---------         ---------         ---------
Net Sales                                                      $  35,958         $  18,754         $  78,964         $ 108,098
Cost of sales(1)(2)(3)                                            25,866            15,189            53,667           105,335
                                                               ---------         ---------         ---------         ---------
      Gross Profit                                                10,092             3,565            25,297             2,763

Operating costs and expenses:
      Selling, general and administrative(1)(2)(3)                12,826            30,076            20,522            69,605
      Research and development(1)(2)(3)                            6,128             3,853            12,752            13,882
      Parent company allocations                                     200                --               588                --
      Amortization of goodwill                                    18,353            19,488            27,933            58,464
                                                               ---------         ---------         ---------         ---------
                                                                  37,507            53,417            61,795           141,951

            Operating loss                                       (27,415)          (49,852)          (36,498)         (139,188)

Other income, net(3)                                                 334               746               526             3,569
                                                               ---------         ---------         ---------         ---------
      Loss before provision for income taxes
            and minority interest                                (27,081)          (49,106)          (35,972)         (135,619)

Provision for income taxes                                         1,240             2,174             2,709             4,027
Minority interest                                                     73                19               391               (95)
                                                               ---------         ---------         ---------         ---------

      Net loss                                                 $ (28,394)        $ (51,299)        $ (39,072)        $(139,551)
                                                               =========         =========         =========         =========

Net loss per share, basic and diluted                          $   (0.20)        $   (0.33)        $   (0.27)        $   (0.89)
                                                               =========         =========         =========         =========

Shares used in per-share calculation, basic and diluted          144,000           156,000           144,000           156,000
                                                               =========         =========         =========         =========



(1) Includes amounts relating to deferred stock compensation of $1.2 million and $477,000 presented in "cost of sales", $9.0 million and $23.4 million presented in "selling, general and administrative", and $1.7 million and $749,000 presented in "research and development" for the three months ended September 30, 2000 and 2001, respectively.

(2) Includes amounts relating to deferred stock compensation of $1.9 million and $1.7 million presented in "cost of sales", $10.1 million and $39.1 million presented in "selling, general and administrative", and $2.9 million and $2.7 million presented in "research and development" for the nine months ended September 30, 2000 and 2001, respectively.

(3) Includes additional charges of $863,000 and $1.6 million presented in "cost of sales" and "selling, general and administrative", respectively, for the three months ended September 30, 2001 to adjust estimated facilities cost, write-down inventory and record purchase commitments. Includes restructuring and other charges of $30.1 million, $13.0 million, $501,000 and $16,000 presented in "cost of sales", "selling, general and administrative", "research and development"and "other income, net", respectively, for the nine months ended September 30, 2001 to write-down inventory, purchase commitments, asset impairment, workforce reduction, restructuring costs and other non-recurring items. These charges, taken in the second and third quarter of 2001, resulted from the lower demand for our products and pricing pressures steming from the continuing downturn in the communication equipment industry generally and the optical components sector in particular.



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                 LUMINENT, INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (in thousands)
                                   (unaudited)

                                                                      Nine Months Ended September 30
                                                                      ------------------------------
                                                                          2000              2001
                                                                        --------         ---------
Cash Flows from Operating Activities:
    Net loss                                                            $(39,072)        $(139,551)
    Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                    30,693            65,627
         Amortization of deferred stock compensation                      14,943            43,508
         Impairment loss on property and equipment                            --             8,904
         Minority interest                                                   391               (95)
         Deferred income taxes                                            (3,463)             (757)
    Changes in operating assets and liabilities:

         Accounts receivable                                               1,288             3,979
         Inventories                                                      (6,286)           15,146
         Prepaid and other current assets                                 (5,390)           (7,917)
         Payable to MRV Communications                                     5,812                --
         Accounts payable                                                  5,024           (10,615)
         Accrued expenses                                                    485             4,774
         Accrued returns and warranty                                        850             3,114
         Income taxes payable                                              2,412              (870)
                                                                        --------         ---------
             Net cash provided by (used in) operating activities           7,687           (14,753)
Cash Flows from Investing Activities:
    Purchases of property and equipment                                  (11,993)          (18,519)
    Proceeds from sale of property and equipment                             550               415
    Net cash received in connection with acquisitions                      5,472                --
    Proceeds from sale of short-term investments                              --             1,027
    Other assets                                                            (757)           (5,051)
                                                                        --------         ---------
             Net cash used in investing activities                        (6,728)          (22,128)
Cash flows form financing activities:
    Payments on long-term debt                                            (2,413)           (1,682)
    Borrowings on long-term debt                                           4,794                --
    Payments on short-term debt                                           (6,476)          (15,975)
    Borrowings on short-term debt                                          7,600            18,307
    Net change in other long-term liabilities                                 (6)             (239)
    Net cash distributions to MRV Communications, Inc.                     7,247                --
                                                                        --------         ---------
             Net cash provided by financing activities                    10,746               411
Effect of exchange rate on cash and cash equivalents                         403            (1,662)
                                                                        --------         ---------
Net decrease in cash and cash equivalents                                 12,108           (38,132)
Cash and cash equivalents, beginning of period                               220           131,778
                                                                        --------         ---------
Cash and cash equivalents, end of period                                $ 12,328         $  93,646
                                                                        ========         =========

SUPPLEMENTAL CASH FLOW INFORMATION:
   Cash paid for
        Income taxes.................................................         --               314
        Interest.....................................................         --             1,001



              The accompanying notes are an integral part of these
                  consolidated condensed financial statements.

                                 LUMINENT, INC.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (unaudited)

1. BUSINESS AND BASIS OF PRESENTATION

Business

Luminent, Inc. ("Luminent" or the "Company") designs, manufactures, and sells a comprehensive line of fiber optic components that enable communications equipment manufacturers to provide optical networking solutions for the metropolitan and access segments of the communications network. The Company's products are designed to meet the increasing bandwidth requirements between long-haul telecommunication networks and end users. Luminent specializes in singlemode fiber optic components and subsystems for high-capacity data transmission for long-reach applications in the metropolitan and access markets.


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

Luminent faces risks common to many technology companies, including but not limited to, operating in a sector that is new and characterized by rapid technological change, evolving industry standards, the need to generate capital to fund operations and uncertainty regarding market acceptance of its products and products under development and rapid changes in demand for products.

MRV has announced plans to effect a short-form merger (the "Merger") with Luminent whereby each outstanding share of Luminent common stock (except for shares presently held by MRV and shares held by Luminent stockholders who perfect their statutory appraisal rights under Delaware law) will be converted into 0.43 of a share of MRV common stock. Upon completion of the Merger (which, subject to obtaining regulatory approvals, is expected in the fourth quarter of
2001), Luminent will cease to be a public company.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary to present a fair presentation have been included. The operating results for the three months and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ended December 31, 2001.

Certain reclassifications have been made in the prior financial statements to reflect the classifications in the current financial statements.

Loss per share

Basic and diluted loss per common share are computed using the weighted average number of common shares outstanding. All share and per share amounts have been retroactively restated to give effect to the Company's 144,000-for-one stock split that occurred on July 25, 2000. The weighted average number of shares used for computation of basic and diluted loss per share was 156,000,000 for September 30, 2001, and 144,000,000 for September 30, 2000. The 12.2 million stock options outstanding and 75,000 warrants outstanding as of September 30, 2001 and the 5.7 million stock options outstanding and 75,000 warrants outstanding as of September 30, 2000 have been excluded from the diluted computations of loss per share as their effect would be anti-dilutive.

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

The purchase price of Fiber Optic Communications, Quantum Optech and Optronics International in the aggregate were allocated as follows (in thousands, unaudited):

          Purchase price                                     $470,778
          Allocation of purchase price
              Net tangible assets                              51,667
              Deferred stock compensation                      30,150
              Goodwill                                        388,961

The outstanding capital stock of Fiber Optic Communications, Quantum Optech and Optronics International, purchased by MRV, has been contributed to Luminent. The results of operations of these acquisitions have been included in Luminent's Consolidated Financial Statements from the date of acquisition. The following unaudited pro forma financial information presents the combined results of operations of Luminent, Fiber Optic Communications, Quantum Optech and Optronics International as if the acquisitions had occurred as of January 1, 2000, giving effect to certain adjustments, including amortization of goodwill and deferred compensation charges (in thousands).


                                                 Three Months Ending September 30,  Nine Months Ending September 30,
                                                 --------------------------------   --------------------------------
                                                       2000              2001             2000             2001
                                                      -------          --------         --------         ---------
                                                            (unaudited)                        (unaudited)
Pro forma net sales                                   $ 36,293         $ 18,754         $ 91,868         $ 108,098
Pro forma net loss                                    $(27,684)        $(50,784)        $(76,427)        $(137,602)
Pro forma basic and diluted net loss per share        $  (0.19)        $  (0.33)        $  (0.53)        $   (0.88)

3. INVENTORIES

Inventories consisted of the following (in thousands):


                         December 31,   September 30,
                            2000           2001
                         -----------    -------------
                                        (unaudited)
Raw materials              $22,896        $15,585
Work in process             12,402          6,092
Finished goods               4,130          2,605
                           -------        -------
  Total inventories        $39,428        $24,282
                           =======        =======

As a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular, the Company has recorded $3.1 million in specific inventory reserves during the three months ended September 30, 2001 (see Note 5). The Company also increased its general reserves by $1.5 million and $2.9 million during the three and nine months ended September 30, 2001, respectively.

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

For the three months ended September 30, 2001, the Company had two customers that accounted for approximately 26% of net sales. For the nine months ended September 30, 2001, the Company had two customers that accounted for approximately 24% of net sales. As of September 30, 2001, one customer accounted for approximately 27% of total accounts receivable. Certain geographical area information follows (in thousands).

Geographical Area Net Sales (in thousands):

                             Three Months Ending September 30,              Nine Months Ending September 30,
                             --------------------------------               -------------------------------
                                  2000                  2001                 2000                   2001
                                -------               -------               -------               --------
                                        (unaudited)                                 (unaudited)
North America                   $20,382               $ 8,003               $49,136               $ 62,332
Asia-Pacific                      8,472                 6,944                16,103                 27,977
Europe and others                 7,104                 3,807                13,725                 17,789
                                -------               -------               -------               --------
  Total net sales               $35,958               $18,754               $78,964               $108,098
                                =======               =======               =======               ========


For the three and nine months ended September 30, 2001, the Company's sales consist of active and passive optical components used by telecommunications equipment manufacturers. Active optical components consist of transceivers, lasers, and others. Passive optical components consist of couplers, jumpers, micro-optic products and others.

The following table sets forth revenues from external customers for each product group (in thousands):

                                                   Three Months Ending September 30,                Nine Months Ending September 30,
                                                   ---------------------------------               ---------------------------------
                                                     2000                     2001                   2000                     2001
                                                   --------                 --------               --------                 --------
                                                              (unaudited)                                     (unaudited)
   Active                                          $ 27,502                 $ 12,515               $ 63,096                 $ 83,310
   Passive                                            8,456                    6,239                 15,868                   24,788
                                                   --------                 --------               --------                 --------

     Total net sales                               $ 35,958                 $ 18,754               $ 78,964                 $108,098
                                                   ========                 ========               ========                 ========



5. RESTRUCTURING AND OTHER CHARGES

In the second quarter of 2001, the Company's management approved and implemented a restructuring plan and other actions in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions comprising the Company's restructuring activities primarily involve the reduction of facilities in the U.S. and in Taiwan, the reduction of workforce, the abandonment of certain assets, and the cancelation and termination of purchase commitments. These actions are expected to realign the business based on current and near term growth rates. All of these actions are scheduled for completion by the second quarter of 2002.

During the three and nine months ended September 30, 2001, the Company recorded restructuring charges totaling $3.0 million and $17.5 million, respectively. Costs for restructuring activities are limited to either incremental costs that directly result from the restructuring activities and provide no future revenue generating benefit or costs incurred under contractual obligations that existed before the restructuring plan and will continue with either no future revenue generating benefit or become a penalty incurred for termination of the obligation.

Employee severance costs and related benefits of $1.1 million are related to approximately 500 and 600 layoffs during the three and nine months ended September 30, 2001, respectively, bringing the Company's total workforce to approximately 1,100 employees as of September 30, 2001. As of September 30, 2001, the employee severance reserve balance has been reduced by cash payments of approximately $1.0 million resulting in an ending reserve balance of $38,000. Affected employees came from all divisions and areas of the Company. The majority of affected employees were in the manufacturing group.

In addition to the costs associated with employee severance, the Company identified a number of assets, including leased facilities and equipment that are no longer required due to current market conditions, operations and expected growth rates. The net facility costs related to closed and abandoned facilities of approximately $1.6 million and $2.7 million for the three and nine months ended September 30, 2001, respectively, are primarily related to future obligations under operating leases. The total lease charge is net of approximately $3.7 million in expected sublease revenue on leases that the Company cannot terminate. In connection with these closed and abandoned facilities, the Company has recorded asset impairment charges of $8.9 million in selling, general, and administrative for the nine months ended September 30, 2001, consisting of leasehold improvements and certain equipment to write-down the value of this equipment. Due to the specialized nature of these assets, the Company has determined that these assets have minimal or no future benefit and has recorded a provision reflecting the net book value relating to these assets. The Company expects to complete the disposal of this equipment early in 2002. Purchase commitments of $1.5 million and $3.9 million, recorded in cost of sales, for the three and nine months ended September 30, 2001, respectively, are to cancel or renegotiate outstanding contracts for materials and capital assets that are no longer required due to the Company's significantly reduced orders for optical components and sales projections over the next twelve months.

As of September 30, 2001, the provision has been reduced by cash payments of $1.1 million and $1.3 million for the three and nine months ended September 30, 2001, respectively, and non-cash related charges of $8.9 million for the nine months ended September 30, 2001, resulting in an ending balance of $7.4 million. The Company expects to utilize the remaining balance by the end of the second quarter of 2002. The Company expects that it will spend approximately $4.5 million through the next three quarters to carry out the plan, which will be paid through cash and cash equivalents and through operating cash flows. The Company expects to begin to realize savings related to the workforce reductions in late 2001 with estimated ongoing quarterly net savings of $2.4 million. In addition, the Company will realize reduced depreciation charges of approximately $384,000 per quarter through December 2004 and $163,000 per quarter through December 2005 for facility costs. These savings are expected to be realized as reductions in cost of sales, research and development and selling, general and administrative expenses.

A summary of the restructuring costs for the nine months ended September 30, 2001 consist of the following:

                                                                                                              Remaining
                                       Original Provision    Additional Provision       Utilized               Balance
                                       ------------------    --------------------     -------------         -------------
   Exit costs
     Asset impairment                     $   8,904,000         $          --         $   8,904,000         $          --
     Closed and abandoned facilities          1,108,000             1,584,000                89,000             2,603,000
     Purchase commitments                     2,402,000             1,460,000               102,000             3,760,000
     Other                                      991,000                    --                41,000               950,000
                                          -------------         -------------         -------------         -------------

                                             13,405,000             3,044,000             9,136,000             7,313,000
   Employee severance costs                   1,072,000                    --             1,034,000                38,000
                                          -------------         -------------         -------------         -------------

                                          $  14,477,000         $   3,044,000         $  10,170,000         $   7,351,000
                                          =============         =============         =============         =============

A summary of the restructuring costs by line item for the three and nine months ended September 30, 2001 consist of the following:

                                           Three Months Ended     Nine Months Ended
                                           September 30, 2001     September 30, 2001
                                           ------------------     ------------------
Cost of sales                                  $ 1,460,000            $ 4,628,000
Selling, general and administrative              1,584,000             12,376,000
Research and development                                --                501,000
Other income, net                                       --                 16,000
                                               -----------            -----------
  Total restructuring costs                    $ 3,044,000            $17,521,000
                                               ===========            ===========

As a result of the significant negative economic and industry trends impacting the Company's expected sales over the next twelve months, the Company also recorded a one-time $26.1 million charge to write-down the remaining book value of certain inventory related to certain transceivers, duplexors, and triplexors that are previous generation products to its realizable value during the three months ended June 30, 2001. The one-time charge to write-down inventory was subsequently reduced by $3.7 million during the three months ended September 30, 2001 to reflect the utilization of previously written-off items. Another $3.1 million of inventory was written-down during the three months ended September 30, 2001 to reflect the identification of additional inventory that is not expected to be utilized as a result of the Company's significantly reduced orders for optical components and sales projections for the next twelve months. The inventory charges and recoveries were recorded in cost of sales. Also included in one-time charges is a $598,000 charge to bad debt recorded in selling, general and administrative expenses during the nine months ended September 30, 2001 to reflect customer bankruptcies that have resulted from the severe market downturn.

In addition, as part of the Company's review of the impairment of certain long-lived assets, management performed an assessment of the carrying amount of goodwill recorded in connection with its various acquisitions. This assessment, based on the undiscounted future cash flows, determined that no write-down of goodwill was required for the nine months ended September 30, 2001 (see Note 8).

6. SEPARATION FROM MRV COMMUNICATIONS, INC.

For purposes of governing the ongoing relationships between Luminent and MRV at and after the separation, Luminent and MRV have entered into various agreements. A brief description of each of the agreements (all of which will terminate upon completion of the Merger) follows.

Luminent's sale of products to MRV and its affiliates was $2.5 million and $5.1 million for the nine months ended September 30, 2000 and 2001, respectively. As of September 30, 2000, Luminent had received a total of $5.8 million from MRV to fund payroll and other operations related matters. The Company repaid this amount to MRV through operating cash and offsetting amounts due from MRV on or before December 31, 2000. As of September 30, 2001, Luminent had incurred $6.2 million in estimated income tax liability due MRV. The Company repaid $4.7 million of this obligation through offsetting amounts due from MRV on or before September 30, 2001.

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

Prior to Luminent's separation from MRV, the companies entered into various agreements providing for MRV to supply transitional services and support to Luminent. Services totaling $588,000 have been recorded for the year ended December 31, 2000. There were no transitional services provided by MRV to Luminent during 2001. Although the fees provided for in the agreements are intended to represent the fair market value of these services, MRV and Luminent cannot assure that these fees necessarily reflect the costs of providing these services from unrelated third parties. However, the Company believes that providing these services to Luminent provided an efficient means of obtaining them. With the Merger, these agreements will be terminated.

7.   LITIGATION

Luminent has received notices from third parties alleging possible infringements of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. The Company's policy is to discuss these notices with the senders in an effort to demonstrate that the Company's products and/or processes do not violate any patents. The Company is currently involved in such discussions with Ortel, Rockwell and IBM. The Company is evaluating these claims and presently does not believe that any of its products or processes violates any of the patents asserted by these parties, and the claims are without merit. Additionally the Company intends to vigorously defend its positions if any legal action is taken. Management believes the ultimate outcome of such claims will not have a material impact on the results of operations or financial position.

In September 2001, a lawsuit was filed against Luminent by Aram Precision Tool and Die, Inc. (Aram) alleging failure to accept and pay for materials requested under purchase orders. Aram claims compensatory damages in the amount of $300,000, unspecified punitive damages, unspecified attorney's fees and interest. The Company believes that the allegations of the lawsuit are without merit due to product quality issues and intends to vigorously defend the action. As such, Management believes the ultimate outcome of this claim will not have a material impact on the results of operational or financial position.

8.   RECENT ACCOUNTING PRONOUNCEMENTS

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

The FASB recently approved two statements: SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", which provide guidance on the accounting for business combinations, requires all future business combinations to be accounted for using the purchase method, discontinues amortization of goodwill, defines when and how intangible assets are amortized, and requires an annual impairment test for goodwill. We plan to adopt these statements effective January 1, 2002. We are currently reviewing these standards to determine the impact on our results of operation and financial position. The most significant anticipated effect on our financial statements of this adoption would be discontinuing goodwill amortization and the possible recognition of a goodwill impairment loss measured as of the date of adoption.

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

MARKET CONDITIONS AND CURRENT OUTLOOK

Macroeconomic factors, such as an economic slowdown in the U.S. and abroad, have detrimentally impacted demand for communications products, thereby resulting in reduced demand for optical components in general. The unfavorable economic conditions and reduced capital spending detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States during 2001 to date, and appear to continue to affect these industries in the forth quarter of 2001 and may affect them beyond the forth quarter. Announcements by industry participants and observers indicate there is a slowdown in industry spending and participants are seeking to reduce existing inventories.

Our two largest customers, Cisco and Marconi, have announced during 2001 that they expect declining revenues and profitability in the near term due to softening demand for telecommunications and networking equipment. This has resulted in reductions and rescheduling by Cisco and Marconi in purchases from their suppliers such as us as they seek to reduce their existing inventories and adjust to reduced demand in the market. This will likely result in lower sales to Cisco and Marconi, and could result in lower revenues overall. Our sales may decline significantly with resulting fluctuations or harm to our operating results and financial condition if either Cisco or Marconi cancels, reduces or delays purchases of our products or unduly delays qualifying them.

In the second quarter of 2001, our management approved and implemented a restructuring plan and other actions in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions comprising our restructuring activities primarily involve the reduction of facilities in the U.S. and in Taiwan, the reduction of workforce, the abandonment of certain assets, and the cancelation and termination of purchase commitments. These actions are expected to realign the business based on current and near term growth rates. All of these actions are scheduled for completion by the second quarter of 2002.

During the three and nine months ended September 30, 2001, we recorded restructuring charges totaling $3.0 million and $17.5 million, respectively. Costs for restructuring activities are limited to either incremental costs that directly result from the restructuring activities and provide no future revenue generating benefit or costs incurred under contractual obligations that existed before the restructuring plan and will continue with either no future revenue generating benefit or become a penalty incurred for termination of the obligation.

Employee severance costs and related benefits of $1.1 million are related to approximately 500 and 600 layoffs during the three and nine months ended September 30, 2001, respectively, bringing the Company's total workforce to approximately 1,100 employees as of September 30, 2001. As of September 30, 2001, the employee severance reserve balance has been reduced by cash payments of approximately $1.0 million resulting in an ending reserve balance of $38,000. Affected employees came from all divisions and areas of the Company. The majority of affected employees were in the manufacturing group.

In addition to the costs associated with employee severance, we identified a number of assets, including leased facilities and equipment that are no longer required due to current market conditions, operations and expected growth rates. The net facility costs related to closed and abandoned facilities of approximately $1.6 million and $2.7 million for the three and nine months ended September 30, 2001, respectively, are primarily related to future obligations under operating leases. The total lease charge is net of approximately $3.7 million in expected sublease revenue on leases that we cannot terminate. In connection with these closed and abandoned facilities, we have recorded asset impairment charges of $8.9 million in selling, general, and administrative for the nine months ended September 30, 2001, consisting of leasehold improvements and certain equipment to write-down the value of this equipment. Due to the specialized nature of these assets, we have determined that these assets have minimal or no future benefit and has recorded a provision reflecting the net book value relating to these assets. We expect to complete the disposal of this equipment early in 2002. Purchase commitments of $1.5 million and $3.9 million, recorded in cost of sales, for the three and nine months ended September 30, 2001, respectively, are to cancel or renegotiate outstanding contracts for materials and capital assets that are no longer required due to the significantly reduced orders for optical components and sales projections over the next twelve months.

As of September 30, 2001, the provision has been reduced by cash payments of $1.1 million and $1.3 million for the three and nine months ended September 30, 2001, respectively, and non-cash related charges of $8.9 million for the nine months ended September 30, 2001, resulting in an ending balance of $7.4 million. We expect to utilize the remaining balance by the end of the second quarter of 2002. We expect to spend approximately $4.5 million through the next three quarters to carry out the plan, which will be paid through cash and cash equivalents and through operating cash flows. We expect to begin to realize savings related to the workforce reductions in late 2001 with estimated ongoing quarterly net savings of $2.4 million. In addition, we will realize reduced depreciation charges of approximately $384,000 per quarter through December 2004 and $163,000 per quarter through December 2005 for facility costs. These savings are expected to be realized as reductions in cost of sales, research and development and selling, general and administrative expenses.

A summary of the restructuring costs for the nine months ended September 30, 2001 consist of the following:

                                                                                                              Remaining
                                       Original Provision    Additional Provision       Utilized               Balance
                                       ------------------    --------------------     -------------         -------------
   Exit costs
     Asset impairment                     $   8,904,000         $          --         $   8,904,000         $          --
     Closed and abandoned facilities          1,108,000             1,584,000                89,000             2,603,000
     Purchase commitments                     2,402,000             1,460,000               102,000             3,760,000
     Other                                      991,000                    --                41,000               950,000
                                          -------------         -------------         -------------         -------------

                                             13,405,000             3,044,000             9,136,000             7,313,000
   Employee severance costs                   1,072,000                    --             1,034,000                38,000
                                          -------------         -------------         -------------         -------------

                                          $  14,477,000         $   3,044,000         $  10,170,000         $   7,351,000
                                          =============         =============         =============         =============

A summary of the restructuring costs by line item for the three and nine months ended September 30, 2001 consist of the following:

                                           Three Months Ended     Nine Months Ended
                                           September 30, 2001     September 30, 2001
                                           ------------------     ------------------
Cost of sales                                  $ 1,460,000            $ 4,628,000
Selling, general and administrative              1,584,000             12,376,000
Research and development                                --                501,000
Other income, net                                       --                 16,000
                                               -----------            -----------
  Total restructuring costs                    $ 3,044,000            $17,521,000
                                               ===========            ===========

As a result of the significant negative economic and industry trends impacting our expected sales over the next twelve months, we also recorded a one-time $26.1 million charge to write-down the remaining book value of certain inventory related to certain transceivers, duplexors, and triplexors that are previous generation products to its realizable value during the three months ended June 30, 2001. The one-time charge to write-down inventory was subsequently reduced by $3.7 million during the three months ended September 30, 2001 to reflect the utilization of previously written-off items. Another $3.1 million of inventory was written-down during the three months ended September 30, 2001 to reflect the identification of additional inventory that is not expected to be utilized as a result of our significantly reduced orders for optical components and sales projections for the next twelve months. The inventory charges and recoveries were recorded in cost of sales. Also included in one-time charges is a $598,000 charge to bad debt recorded in selling, general and administrative expenses during the nine months ended September 30, 2001 to reflect customer bankruptcies that have resulted from the severe market downturn.

In addition, as part of our review of the impairment of certain long-lived assets, we performed an assessment of the carrying amount of goodwill recorded in connection with its various acquisitions. This assessment, based on the undiscounted future cash flows, determined that no write-down of goodwill was required for the nine months ended September 30, 2001 (see Note 8).

In September 2001, MRV announced plans to effect a short-form merger with us. Upon completion of the merger Luminent will cease to be a public company. At the time the merger was announced, Dr. William Spivey resigned as our President, Chief Executive Officer, and Board member, and Noam Lotan, our Chairman, assumed the position of Chief Executive Officer at Luminent.

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

As of September 30, 2001, MRV owned approximately 92% of the outstanding shares of our common stock. MRV has announced plans to effect a short-form merger (the "Merger") with us whereby each outstanding share of our common stock (except for shares presently held by MRV and shares held by our stockholders who perfect their statutory appraisal rights under Delaware law) will be converted into 0.43 of a share of MRV common stock. Upon completion of the Merger (which subject to obtaining regulatory approvals is expected in the fourth quarter of 2001), we will cease to be a public company.

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

In connection with the acquisitions of Fiber Optic Communications, Optronics and Quantum, a portion of the purchase prices paid represented deferred stock compensation relating to options to purchase the common stock of MRV. These options had fair values of approximately $14.1 million, $13.4 million and $2.7 million for Fiber Optic Communications, Optronics and Quantum, respectively. Deferred stock compensation amortization expense for the three months and nine months ended September 30, 2001 relating to these stock options was approximately $2.3 million and $8.2 million, respectively. In connection with these acquisitions, we expect to incur an additional $9.4 million of deferred stock compensation until fully amortized in 2004. Deferred stock compensation is amortized using the graded method over a four-year period.

Goodwill resulting from the Fiber Optic Communications, Optronics and Quantum acquisitions totaled $261.6 million, $99.5 million and $27.9 million, respectively. For the three months and nine months ended September 30, 2001, we recorded amortization of goodwill of approximately $19.5 million and $58.5 million, respectively, relating to these acquisitions. We expect to record amortization of goodwill for Fiber Optic Communications, Optronics and Quantum of approximately $19.5 million per quarter through December 31, 2001. At January 1, 2002 we will implement SFAS No. 142 (see RECENT ACCOUNTING PRONOUNCEMENTS, below), which requires us to cease amortizing goodwill, but regularly assess existing goodwill for impairment.

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

In July 2000, MRV and Luminent entered into four-year employment agreements with our former President and Chief Executive Officer and our Vice President of Finance and Chief Financial Officer. The agreements provide for annual salaries, performance bonuses and combinations of stock options to purchase shares of MRV's common stock and Luminent's common stock. The options to purchase MRV's common stock are immediately exercisable. The options to purchase Luminent's common stock vest over four years. These options were granted to our former President and Chief Executive Officer and our Vice President of Finance and Chief Financial Officer at exercise prices below market value, resulting in deferred stock compensation. Deferred stock compensation reported for the three months and nine months ended September 30, 2001 for these agreements was $22.3 million and $35.3 million, respectively, including recognition of the remainder of the deferred compensation generated from the options granted to our former President and Chief Executive Officer under our employment agreement with him. We will incur additional deferred stock compensation of approximately $2.6 million through 2004.

Our President and Chief Executive Officer resigned in September 2001. Dr. Spivey's resignation was considered by the parties to be a termination other than for cause under his employment agreement entitling him to the severance benefits of his employment agreement, including payment over a one year period of an amount equal to two times the sum of his annual salary plus bonus and the vesting of all of his unvested Luminent options. Dr. Spivey's MRV and Luminent stock options are now exercisable through September 11, 2003. During the quarter ended September 30, 2001, we recorded a charge of $1.0 million to reflect severance expense and an immediate write-down of deferred stock compensation expense of $18.9 million.

We reported a net loss of approximately $51.3 million and $139.6 million for the three and nine months ended September 30, 2001, respectively. The net loss was primarily due to amortization of goodwill and deferred stock compensation related to the acquisitions of Fiber Optic Communications, Optronics and Quantum for the three months and nine months ended September 30, 2001, our employment and severance arrangements with our former President and Chief Executive Officer and our employment arrangement with our Vice President of Finance and Chief Financial Officer for the three months and nine months ended September 30, 2001 and recording restructuring and other charges totaling $43.6 million resulting from the lower demand for our products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular generally for the nine months ended September 30, 2001. These charges include the net write-down of inventory of $25.5 million, asset impairment of $8.9 million, and other restructuring and non-recurring items related to the recent market conditions of $9.2 million (see RESULTS OF OPERATIONS section, below). In addition, we will record amortization of goodwill (at least until December 31, 2001 -- see Recent Accounting Pronouncements, below) or other intangible assets and deferred stock compensation relating to the Fiber Optic Communications, Optronics and Quantum acquisitions and the employment arrangement with our Vice President of Finance and Chief Financial Officer going forward. As a consequence of these amortization charges, we do not expect to report net income in the foreseeable future.

We have entered into various agreements related to interim and ongoing relationships with MRV. These agreements provide for transitional services and support in the areas of data processing and telecommunications services (such as voice telecommunications and data transmission and information technology support services) for functions including accounting, financial management, tax, payroll, stockholder and public relations, legal, procurement and other administrative functions. Services are generally cost plus 5%, but may increase to cost plus 10% if the services extend beyond a one-year period. Subsequent to the Separation Date, certain of these services were discontinued, including accounting, financial management, payroll, legal, procurement and other administrative functions. The transition period varies depending on the agreement but is generally one year. Although the fees provided for in the agreements are intended to represent the fair market value of these services, we cannot assure that these fees necessarily reflect the costs of obtaining the services from unrelated third parties or of our providing these services internally. However, we believe that purchasing these services from MRV provided an efficient means of obtaining these services during the transition period. These agreements terminate following the planned merger with MRV.

BASIS OF PRESENTATION

Our consolidated financial statements have been carved out from the consolidated financial statements of MRV using the historical results of operations and historical bases of the assets and liabilities of the MRV businesses that our company comprises. The consolidated condensed financial statements through September 30, 2001 also include allocations to us of certain MRV corporate assets, liabilities and expenses, including centralized legal, accounting, employee benefits, real estate, insurance services, information technology services, treasury and other MRV corporate and infrastructure costs. The expense allocations have been determined on bases that MRV and we considered to be a reasonable reflection of the utilization of the services provided to us or the benefit received by us. The expense allocation methods included relative sales, headcount, square footage, transaction processing costs and adjusted operating expenses. No intercompany interest income or expense has been allocated to, or included in, our consolidated financial statements.

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

RESULTS OF OPERATIONS

The following table sets forth selected consolidated condensed historical financial data for the periods indicated, expressed as a percentage of net sales:

                                            Three Months Ending September 30,   Nine Months Ending September 30,
                                            ----------------------------------- --------------------------------
                                                    2000          2001                   2000         2001
                                                   ------        -------                ------       ------
                                                        (unaudited)                          (unaudited)

Net sales                                            100%          100%                  100%          100%
Cost of sales                                         72            81                    68            97
  Gross profit                                        28            19                    32             3
Operating costs and expenses:
  Selling, general and administrative                 36           160                    26            64
  Research and development                            17            21                    16            13
  Amortization of goodwill                            51           104                    35            54
    Total operating costs                            104           285                    78           131
Operating loss                                       (76)         (266)                  (46)         (129)
Other income, net                                      1             4                     1             3
  Loss before provision for income taxes and
    minority interest                                (75)         (262)                  (46)         (125)

Provision for income taxes                             3            12                     3             4
Minority interest                                     --            --                    --            --
  Net loss                                           (79)%        (274)%                 (49)%        (129)%

Net Sales

We generally recognize product revenue, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped "FOB shipping point" with no rights of return. Sales with contingencies, such as rights of return, rotations rights, conditional acceptance provisions and price protection, are rare and are deferred until the contingencies have been satisfied or the contingent period has lapsed.

Luminent generally warrants its products against defects in materials and workmanship for one year. The estimated costs of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience. Net sales for the three months ended September 30, 2001 decreased 48%, to $18.8 million from $36.0 million for the three months ended September 30, 2000. The substantial decrease in net sales for the three months ended September 30, 2001 compared to the three months ended September 30, 2000 is due to a substantial decline across all product groups as our customers reduced purchases to utilize existing inventories in response to the decline in demand for communications equipment. Overall, the downturn in the communications equipment industry, which was initially experienced in the United States, has also severely impacted sales in Europe and Asia. Net sales for the three months ended June 30, 2001 decreased 23% in North America, decreased 2% in Europe and stayed flat in Asia from those for the three months ended March 31, 2001. Net sales for the three months ended September 30 continued their rapid decline in North America and started to significantly decline in Europe and Asia. In North America, they declined 65%, Europe 45% and Asia 34% from net sales in these regions for the three months ended June 30, 2001. Net sales for the three months ended September 30, 2001 are also down due to expected product returns provided for from Cisco as a result of a technical problem. We have recorded, in the nine months ended September 30, 2001, $2.9 million in accrued returns and warranty for total accrued returns and warranty of $3.8 million pertaining to this issue. The problem has been resolved and we will replace one product at Cisco. Net sales for the nine months ended September 30, 2001 increased 37%, to $108.1 million from $79.0 million for the nine months ended September 30, 2000. The increase in net sales during the nine months ended September 30, 2001 is a result of strong sales in the first half of 2001, primarily in North America and Asia, as well as revenue contribution through acquisitions which were completed in the second and third quarter of 2000. In the first half of 2001 our sales increased to $89.3 million from $43.0 million in the first half of 2000. Net sales for the nine months ended September 30, 2001 increased to $62.3 million in North America and $28.0 million in Asia from $49.1 million and $16.1 million, respectively, for the nine months ended September 30, 2000. For the nine months ended September 30, 2001, the revenue contribution from our acquired subsidiaries, FOCI, OIC, and QOI, was $46.7 million, as compared to $18.5 million for the nine months ended September 30, 2000. Other revenue growth for the nine months ended September 30, 2001 was experienced primarily within the active optical components product group. Net sales of active components for the nine months ended September 30, 2001 increased to $83.3 million from $63.1 million, for the nine months ended September 30, 2000. Net sales of passive components for the nine months ended September 30, 2001 increased to $24.8 million from $15.9 million, for the nine months ended September 30, 2000.

For the three and nine months ended September 30, 2001, the Company's sales consist of active and passive optical components used by telecommunications equipment manufacturers. Active optical components consist of transceivers, lasers, and others. Passive optical components consist of couplers, jumpers, micro-optic products and others.

The following table sets forth revenues from external customers for each product group (in thousands):

                                   Three Months Ending                Nine Months Ending
                                       September 30,                     September 30,
                                 ------------------------          -------------------------
                                  2000             2001             2000              2001
                                 -------          -------          -------          --------
                                        (unaudited)                      (unaudited)
Active                           $27,502          $12,515          $63,096          $ 83,310
Passive                            8,456            6,239           15,868            24,788
                                 -------          -------          -------          --------
   Total net sales               $35,958          $18,754          $78,964          $108,098
                                 =======          =======          =======          ========

The following table sets forth our net sales to certain customers as a percentage of our total net sales (Cisco sales percentages stated below are prior to accrued returns and warranty of $2.9 million for the nine months ended September 30, 2001):

                           Three Months Ending September 30,  Nine Months Ending September 30,
                           --------------------------------   -------------------------------
                                  2000            2001             2000          2001
                                --------        -------           ------        ------
                                      (unaudited)                      (unaudited)
Marconi Communications.....        12%             16%             15%             14%
Cisco Systems..............        10              10              12              10
Other......................        78              74              73              76
                                  ---             ---             ---             ---

  Net sales................       100%            100%            100%            100%
                                  ===             ===             ===             ===

We rely on one-time purchase orders rather than long-term contracts with both Cisco and Marconi, and, as a result, we cannot predict the size, timing or terms of their incoming orders. We have experienced variations in the purchase patterns of Marconi and Cisco in the past, and we may experience continued variation in the future. Material reasons for such variations in the purchase patterns of these customers, particularly Marconi, have included weather patterns that have delayed field installations of systems that incorporate our products and delays by our customers in qualifying our products that employ new components or features to assure compatibility with the components of other suppliers that are integrated with our products into our customers' systems, and their overall product demand. The timing of this qualification process is totally within the control of these customers. Thus, even when our products prove compatible with the components of other suppliers, as has typically been the case in the past, delays by our customers in completing the qualification process has resulted in corresponding delays in our receipt of orders for them.

Cisco and Marconi have announced during 2001 that they expect declining revenues and profitability in the near term due to softening demand for telecommunications and networking equipment. This has resulted in reductions and rescheduling by Cisco and Marconi in purchases from their suppliers such as us as they seek to reduce their existing inventories and adjust to reduced demand in the market. This has resulted in lower sales to Cisco and Marconi, and could result in lower revenues overall. Our sales may decline significantly with resulting fluctuations or harm to our operating results and financial condition if either Cisco, Marconi or other material customers cancel, reduce or delay purchases of our products or unduly delays qualifying them.

Recently, because of the slowdown in capital spending for telecommunications equipment and its recent financial performance, Marconi announced a massive restructuring that entails cutting 25 percent of its workforce, selling non-core assets, suspending its dividend and cutting debt. Because of these events, deteriorating funding conditions and the observation that Marconi's net debt exceeds it enterprise value, at least one industry analyst concluded that Marconi is not capable of lasting through the downturn in the telecommunication markets. If Marconi does not survive, we will lose a major customer and our business, results of operations and financial condition may be adversely affected unless and until we are able to replace the lost sales with orders of comparable size. As of September 30, 2001, Marconi accounted for approximately 27% of our total accounts receivable. While since September 30, 2001 Marconi has substantially reduced the amount of the accounts receivable owing to us at that date, we still extend credit terms to Marconi on the same terms we have in the past and thus Marconi will continue to incur accounts receivable to us based on our sales to it from time to time. If Marconi failed or was unable to pay our outstanding accounts receivable in the future, our business, financial condition and results of operations would likely be materially impaired.

Gross Profit

Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Gross profit for the three months ended September 30, 2001, decreased 65%, down to $3.6 million from $10.1 million for the three months ended September 30, 2000. The reduction is mostly due to substantial declines in net sales and the $2.9 million reduction to net sales for the product sold to Cisco that will be replaced (see Net Sales, above). Gross profit for the nine months ended September 30, 2001, decreased 89%, down to $2.8 million from $25.3 million for the nine months ended September 30, 2000. The major factor for the reduced gross profit for the nine months ended was the $30.1 million in restructure and other charges recorded as a result of from the lower demand for our products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular. Pro forma gross profit for the three months ended September 30, 2001, before restructuring charges, inventory recoveries and other market-related charges of $863,000 for the three months ended September 30, 2001, and deferred compensation amortization expense of $1.2 million and $477,000 for the three months ended September 30, 2000 and 2001, respectively, would have decreased 56%, to $4.9 million. Pro forma gross profit for the nine months ended September 30, 2001, before inventory write-downs and other market-related charges of $30.1 million for the nine months ended September 30, 2001, and deferred compensation amortization expense of $1.9 million and $1.7 million for the nine months ended September 30, 2000 and 2001, respectively, would have increased 28%, to $34.7 million.

Our pro forma gross margin, before restructuring charges, inventory write-downs and other market-related one-time charges and deferred compensation amortization expense, of 26% and 32% for the three months and nine ended September 30, 2001, respectively decreased from 31% for the three months ended September 30, 2000 and decreased from 34% for the nine months ended September 30, 2000. Our gross margins (defined as gross profit as a percentage of net sales) are generally affected by price changes over the life of the products and improved production efficiencies as a result of increased utilization. The former effect will generally decrease gross margins over the products' respective life cycles, whereas as the latter effect typically increases gross margins. Prices for existing products are generally expected to continue to decrease over their respective life cycles. Our lower margin customers typically operate in highly competitive markets where the price of our products is a key factor. Although we sacrifice margins to these customers, our volumes are typically greater than the volumes achieved with higher margin customers. As we seek to continue to diversify our customer base, we plan to target markets with improved margins and less competitive end-markets. In the short term, our margins have declined due to the integration of the acquired companies with historically lower margins and the current economic and market slowdown. In the mid- to long term, as the market recovers, we expect margins to improve due to increased operating efficiencies associated with capacity utilization in Taiwan and the People's Republic of China, diversification of sales to higher margin customers, and a favorable shift towards a higher margin customer base.

Operating Costs and Expenses

Operating costs and expenses consist of selling, general and administrative, research and development costs, costs associated with acquisitions, and other operating related charges. Operating costs and expenses, increased to 285% of net sales, or $53.4 million for the three months ended September 30, 2001, from 104% of net sales, or $37.5 million, for the three months ended September 30, 2000. Operating costs and expenses, increased to 131% of net sales, or $142.0 million, for the nine months ended September 30, 2001, from 78% of net sales, or $61.8 million, for the nine months ended September 30, 2000. Pro forma operating costs and expenses for the three months ended September 30, 2001, before restructuring, severance and other one-time charges of $2.6 million, goodwill amortization of $19.5 million and deferred compensation amortization expense of $24.1 million would have decreased 13%, to $7.2 million, from pro forma operating costs and expenses for the same period in 2000. Pro forma adjustments for the three months ended September 30, 2000 include goodwill amortization of $18.4 million and deferred compensation amortization expense of $10.8 million. Pro forma operating costs and expenses for the nine months ended September 30, 2001, before market-related one-time charges of $11.9 million for the three months ended June 30, 2001, restructuring, severance and other one-time charges of $2.6 million incurred during the three months ended September 30, 2001, goodwill amortization of $58.5 million and deferred compensation amortization expense of $41.8 million for the nine months ended September 30, 2001, would have increased 31%, to $27.2 million from $20.8 million for the nine months ended September 30, 2000. Pro forma adjustments for the nine months ended September 30, 2000 include goodwill amortization of $27.9 million and deferred compensation amortization expense of $13.0 million. Pro forma operating costs and expenses, as a percentage of net sales, are lower for the three months and nine months ended September 30, 2001 than the three months and nine months ending September 30, 2000 due to an effort to realize greater efficiencies in the current down market.

Selling, general and administrative expenses for the three months ended September 30, 2001, increased to 160% of net sales, or $30.1 million, from 36% of net sales, or $13.0 million, for the three months ended September 30, 2000. Selling, general and administrative expenses for the nine months ended September 30, 2001, increased to 64% of net sales, or $69.6 million, from 27% of net sales, or $21.1 million, for the nine months ended September 30, 2000. In September 2001 our President and Chief Executive Officer resigned. As a result, for the quarter ended September 30, 2001, we recorded a charge of $1.0 million to reflect severance expense and an immediate write-down of deferred stock compensation expense of $18.9 million. Pro forma selling, general and administrative expenses for the three months ended September 30, 2001, before restructuring and severance charges of $2.6 million for the three months ended September 30, 2001, and deferred stock compensation expense of $9.0 million and $23.4 million for the three months ended September 30, 2000 and 2001, respectively, would have been 22% of net sales, or $4.1 million, an increase from the same period in the prior year by $99,000. Pro forma selling, general and administrative expenses for the nine months ended September 30, 2001, before restructure and market-related charges of $11.4 million for the three months ended June 30, 2001, severance and restructure charges of $2.6 million incurred during the three months ended September 30, 2001, and deferred compensation amortization expense of $39.1 million for the nine months ended September 30, 2001, would have increased 50%, to $16.6 million from $20.0 million for the nine months ended September 30, 2000. Pro forma adjustments for the nine months ended September 30, 2000 include deferred compensation amortization expense of $13.0 million.

Research and development expenses, increased as a percentage of net sales from 17% to 21% during the three months ended September 30, 2001, and decreased from 16% to 13% of net sales during the nine months ended September 30, 2001, from the same periods in 2000. In terms of absolute dollars, research and development expenses decreased from the three months ended September 30, 2000 to the three months ended September 30, 2001, from $6.1 million to $3.9 million, respectively. In absolute dollars, research and development expenses increased from the nine months ended September 30, 2000 to the nine months ended September 30, 2001, from $12.8 million to $13.9 million, respectively. Pro forma research and development expenses for the three months ended September 30, 2001, before deferred stock compensation of $1.7 million and $749,000 for the three months ended September 30, 2000 and 2001, respectively, would have decreased to $3.1 million from $4.4 million for the same period in 2000. Pro forma research and development expenses for the nine months ended September 30, 2001, before restructure charges of $501,000 for the nine months ended September 30, 2001, and deferred stock compensation of $3.0 million and 2.7 million for the nine months ended September 30, 2000 and 2001, respectively, would have increased to $10.7 million from $9.8 million for the same period in 2000. For the nine months ended September 30, 2001, our spending on research and development increased from the same period in the prior year due to the inclusion of Fiber Optic Communications' and Optronics' research and development costs for the full period, as well as an increase in research and development programs aimed at developing the next generation products. For the three months ended September 30, 2001, our spending on research and development was lower than the same period in the prior year due to reduced spending on some research and development programs based expected future demand for the products, as well as current market conditions. We continue to invest heavily in areas targeted at broadening our customer base, product lines and end-product applications. We expect absolute dollars spent on research and development to increase as we invest in key technical personnel, expand our current product lines and develop new product offerings.

During the three months ended September 30, 2001, we incurred amortization of goodwill and deferred stock compensation of $19.5 million and $2.3 million, respectively, relating to the acquisitions of Fiber Optic Communications, Optronics and Quantum. During the nine months ended September 30, 2001, we incurred amortization of goodwill and deferred stock compensation of $58.5 million and $8.2 million, respectively, relating to these acquisitions. We expect to incur additional amortization of goodwill from these acquisitions of approximately $19.5 million each quarter through December 31, 2001. At January 1, 2002 we intend to implement SFAS No. 142 (see RECENT ACCOUNTING PRONOUNCEMENTS, below). Deferred stock compensation charges from these acquisitions will generate an additional $9.4 million of expense through 2004. Deferred stock compensation is amortized using the graded method over the related expected employee service period, in this case four years.

Provision for Income Taxes

The provision for income taxes was $2.2 million and $4.0 million for the three and nine months ended September 30, 2001, respectively. The effective tax rate for the three months and nine months ended September 30, 2001 was (2%), resulting from a tax provision computed based on a net loss position. The rate was negatively impacted by the amortization of goodwill and certain deferred stock compensation, which are not tax deductible. Our effective tax rates in future years may fluctuate due to amortization of goodwill and deferred stock compensation partially offset by favorable tax programs available in certain foreign tax jurisdictions where we currently have operating facilities.

LIQUIDITY AND CAPITAL RESOURCES

We received $132.3 million in net proceeds from the sale of 12,000,000 shares of our common stock in our initial public offering completed in November 2000.

On September 30, 2001, we had working capital of $113.7 million, compared with $161.7 million at December 31, 2000. The ratio of current assets to current liabilities at September 30, 2001 was 3.4 to 1, compared to 4.4 to 1 at December 31, 2000.

Cash used by operating activities was $14.8 million for the nine months ended September 30, 2001. Cash flows from operating activities were adversely affected by our net loss of $139.6 million for the nine months ended September 30, 2001, as well as our reduction of accounts payable of $10.6 million, increase of $7.9 million in prepaid and other current assets, including short-term deposits for capital acquisitions. The use of operating cash was offset by non-cash charges for depreciation and amortization, including amortization of goodwill of $58.5 million, amortization of deferred stock compensation of $43.5 million and other amortization and depreciation of $7.2 million, the decrease of accounts receivable of $3.9 million, the accrual for warranty and reserves of $3.1 million, the accrual of expenses of $4.8 million, and by non-cash charges for the restructure and other charges incurred as a result of the current slowdown in the communication industry generally for the three months ended June 30, 2001. Inventory levels had increased during the three months ended March 31, 2001 in anticipation of increased sales. However, due to the dramatic downturn in demand for communications equipment, we wrote-off $26.1 million of inventory during the next three months ended June 30, 2001. The write-down of inventory was subsequently reduced by $3.7 million during the three months ended September 30, 2001 to reflect the utilization of previously written-off items. An additional $3.1 million of inventory was written down during the three months ended September 30, 2001 to reflect the identification of additional inventory that will not generate revenue in the future as a result of the Company's significantly reduced orders for optical components and sales projections for the next twelve months. Capital expenditures for property and equipment represent the majority of cash used in investing activities. Capital expenditures for the nine months ended September 30, 2001 of $18.5 million and $5.1 million increase in other "long-term" assets during the nine months ended September 30, 2001 for the acquisition of capital assets, reflect our investment in expanding production and research and development capacity.

During the nine months ended September 30, 2001, the Company paid down long-term borrowings by $1.7 million. We made no additional long-term borrowings during this period. For the same period, the Company made borrowings against short-term loan and credit arrangements of $18.3 million and repaid $16.0 million.

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

FOREIGN CURRENCY

We operate on an international basis. A significant portion of our revenues and cost of sales are incurred in U.S. dollars. For the three months and nine months ended September 30, 2001, approximately 56% and 45%, respectively, of our revenues and 50% and 47%, respectively, of our cost of sales were incurred in currencies other than the U.S. dollar. For the three and nine months ended September 30, 2001, approximately 46% and 60%, respectively, of our operating expenses were incurred in currencies other than the U.S. dollar, including the non-cash charges for deferred compensation expense and goodwill amortization incurred with the foreign subsidiary acquisitions. For the three and nine months ended September 30, 2001, the New Taiwan dollar is the most significant of such currencies.

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

The FASB recently approved two statements: SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", which provide guidance on the accounting for business combinations, requires all future business combinations to be accounted for using the purchase method, discontinues amortization of goodwill, defines when and how intangible assets are amortized, and requires an annual impairment test for goodwill. We plan to adopt these statements effective January 1, 2002. We are currently reviewing these standards to determine the impact on our results of operation and financial position. The most significant anticipated effect on our financial statements of this adoption would be discontinuing goodwill amortization and the possible recognition of a goodwill impairment loss measured as of the date of adoption.

RISK FACTORS

Set forth below and elsewhere in this Report and in other documents we file with the SEC are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Report and in public statements and press releases we make from time to time.

WE CURRENTLY DERIVE A SIGNIFICANT PORTION OF OUR NET SALES FROM TWO CUSTOMERS BOTH OF WHOM HAVE BEEN ADVERSELY AFFECTED BY THE DOWNTURN IN THE
TELECOMMUNICATION MARKET. OUR NET SALES MAY DECLINE SIGNIFICANTLY IF EITHER OF THESE CUSTOMERS CANCELS, FURTHER REDUCES, DELAYS OR CEASES PURCHASES OF OUR PRODUCTS.

Our future success depends on our ability to develop and manage relationships with significant customers. For the year ended December 31, 2000, our two largest customers, Marconi Communications and Cisco Systems, together accounted for approximately 29% of our net sales, with Marconi accounting for 18% and Cisco accounting for 11% of our net sales. For the nine months ended September 30, 2001, Marconi and Cisco, together accounted for approximately 24% of our net sales, with Marconi accounting for 14% of our net sales and Cisco accounting for 10% of our net sales for the nine months ended September 30, 2001. For the three months ended September 30, 2001, Marconi and Cisco, together accounted for approximately 26% of our net sales, with Marconi accounting for 16% of our net sales and Cisco accounting for 10% of our net sales for the three months ended September 30, 2001. The Cisco sales percentages are stated prior to taking an adjustment of $2.9 million for product sold to them during fiscal 2000 and early 2001 where we have identified a technical problem. The problem has been resolved and we will replace one product at

Cisco.

We rely on one-time purchase orders rather than long-term contracts with both Cisco and Marconi, and, as a result, we cannot predict the size, timing or terms of their incoming orders. We have experienced variations in the purchase patterns of Marconi and Cisco in the past, and we may experience continued variation in the future. Material reasons for historic variations in the purchase patterns of these customers, particularly by Marconi, have included weather patterns that have delayed field installations of systems that incorporate our products and delays by our customers in qualifying our products that employ new components or features to assure compatibility with the components of other suppliers that our customers integrate with our products into our customers' systems. The timing of this qualification process is totally within the control of these customers. Thus, even when our products prove compatible with the components of other suppliers, as has typically been the case in the past, delays by our customers in completing the qualification process have resulted in corresponding delays in our receipt of orders for them. Both Cisco and Marconi have recently announced that they expect declining revenues and profitability in the near term due to softening demand for telecommunications and networking equipment. This has resulted in reductions and rescheduling by Cisco and Marconi in purchases from their suppliers such as us as they seek to reduce their existing inventories and adjust to reduced demand in the market. This will likely result in lower sales to Cisco and Marconi, and could result in lower revenues overall. Our sales may decline significantly with resulting fluctuations or harm to our operating results and financial condition if either Cisco or Marconi cancels, reduces or delays purchases of our products or unduly delays qualifying them.

Recently, because of the slowdown in capital spending for telecommunications equipment and its recent financial performance, Marconi announced a massive restructuring that entails cutting 25 percent of its workforce, selling non-core assets, suspending its dividend and cutting debt. Because of these events, deteriorating funding conditions and the observation that Marconi's net debt exceeds it enterprise value, at least one industry analyst concluded that Marconi is not capable of lasting through the downturn in the telecommunication markets. If Marconi does not survive, we will lose a major customer and our business, results of operations and financial condition may be adversely affected unless and until we are able to replace the lost sales with orders of comparable size. As of September 30, 2001, Marconi accounted for approximately 27% of our total accounts receivable. While since September 30, 2001 Marconi has substantially reduced the amount of the accounts receivable owing to us at that date, we still extend credit terms to Marconi on the same terms we have in the past and thus Marconi will continue to incur accounts receivable to us based on our sales to it from time to time. If Marconi failed or was unable to pay our outstanding accounts receivable in the future, our business, financial condition and results of operations would likely be materially impaired.

WE INCURRED A NET LOSS IN THE YEAR ENDED DECEMBER 31, 2000 AND THE NINE MONTHS ENDED SEPTEMBER 30, 2001 PRIMARILY AS A RESULT OF THE AMORTIZATION OF GOODWILL AND DEFERRED STOCK COMPENSATION FROM RECENT ACQUISITIONS AND EXECUTIVE EMPLOYMENT ARRANGEMENTS. DUE TO THE AMORTIZATION OF INTANGIBLE ASSETS AND DEFERRED STOCK COMPENSATION WE EXPECT TO CONTINUE TO INCUR NET LOSSES FOR THE FORESEEABLE FUTURE.

Although we reported net income of $3.5 million and $4.2 million for the years ended December 31, 1998 and 1999, respectively, we reported a net loss of $65.0 million for the year ended December 31, 2000 and a net loss of $51.3 and $139.6 million for the three and nine months ended September 30, 2001, respectively. Major contributing factors to the net losses were the amortization of goodwill and deferred stock compensation charges related to the acquisitions of Fiber Optic Communications, Optronics International and Quantum Optech and our employment and severance arrangements with our former President and Chief Executive Officer and our employment arrangement with our Vice President of Finance and Chief Financial Officer. We will continue to record amortization of intangibles and deferred stock compensation relating to these acquisitions and the employment arrangement with our Vice President of Finance and Chief Financial Officer going forward. Effective January 1, 2002, with the adoption of SFAS 142, we will stop amortization of goodwill, however, we may be required to record an impairment charge (see Recently Issued Accounting Standards). As a consequence of intangibles and deferred stock compensation charges, we do not expect to report net income in the foreseeable future.

OUR BUSINESS HAS BEEN ADVERSELY IMPACTED BY THE WORLDWIDE ECONOMIC SLOWDOWN AND RELATED UNCERTAINTIES.

Weaker economic conditions worldwide have contributed to the current technology industry slowdown and impacted our business resulting in:

-       reduced demand for of our products;

-       increased risk of excess and obsolete inventories;

-       increased price competition for our products;

-       excess manufacturing capacity under current market conditions; and

-       higher overhead costs, as a percentage of revenues.

These unfavorable economic conditions and reduced capital spending in the telecommunications industry detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry during 2001 to date and may affect them for the balance of 2001 and thereafter. Announcements by industry participants and observers indicate there is a slowdown in industry spending and participants are seeking to reduce existing inventories and we are experiencing these reductions in our business. As a result of these factors and the resignation our former President and Chief Executive Officer, we recorded in the nine months ended September 30, 2001, charges which include the write-off of inventory, purchase commitments, asset impairment, workforce reduction, restructuring costs, severance payments and other unusual items. The aggregate charges recorded for these matters during the nine months ended September 30, 2001 were $43.6 million. These charges are primarily the result of the lower demand for our products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular.

Additionally, these economic conditions are making it very difficult for us, our customers, and our vendors to forecast and plan future business activities. This level of uncertainty severely challenges our ability to operate profitably or to grow our businesses. In particular, it is difficult to develop and implement strategy, sustainable business models and efficient operations, and effectively manage manufacturing and supply chain relationships. Many analysts are predicting a further downturn in the U.S. economy in the aftermath of the terrorist attacks on the World Trade Center in New York and the Pentagon in Washington DC in September 2001. We do not know how the consequences of these attacks will affect our business. If the economic or market conditions continue or further deteriorate, or if the economic downturn is exacerbated as a result of political, economic or military conditions associated with current domestic and world events, our businesses, financial condition and results of operations could be further impaired.

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

        - seasonality of customer demand typically resulting in lower demand in winter months and the observance of the Chinese New Year;

        -       the level of demand for our customers' products;

        -       the cancellation or postponement of orders;

        - the timing and amount of significant orders from our largest customers;

        - our success in developing, introducing and shipping product enhancements and new products;

        - adverse effects to our financial statements resulting from, or necessitated by, past and future acquisitions or deferred compensation charges;

        -       new product introductions by our competitors;

        -       pricing actions by our competitors or us;

        - the timing of delivery and availability of components from suppliers;

        -       changes in material costs; and

        -       general economic conditions.

Moreover, the volume and timing of orders we receive during a quarter are difficult to forecast. From time to time, our customers encounter uncertain and changing demand for their products. Customers generally order based on their forecasts. If demand falls below these forecasts or if customers do not control inventories effectively, they may cancel or reschedule shipments previously ordered from us. Our expense levels during any particular period are based, in part, on expectations of future sales. If sales in a particular quarter do not meet expectations, our operating results could be materially adversely affected.

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

WE FACE RISKS ASSOCIATED WITH OUR INTERNATIONAL SALES AND OPERATIONS THAT COULD HARM OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

For the year ended December 31, 2000 and the nine months ended September 30, 2001, sales to customers located outside of the North America were 38% and 42%, respectfully, of our net sales. We expect that sales to customers located outside of the United States will increase in the future. Our international sales will be limited if we cannot establish relationships with international distributors, establish additional foreign operations, expand international sales channels, hire additional personnel and develop relationships with international service providers. Even if we are able to successfully continue international operations, we may not be able to maintain or increase international market demand for our products.

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

IF THE OPTICAL NETWORKING MARKET DOES NOT RECOVER AND EXPAND OUR SALES MAY CONTINUE TO DECLINE

Our business is completely dependent on the deployment of our optical component products. Our future success depends on the continued deployment of the optical networks in the metropolitan and access markets, the continuing increase in the amount of data transmitted over communications networks, or bandwidth, and the growth of optical networks to meet the increased demand for bandwidth. If the deployment of optical networks in the metropolitan and access markets does not recover or expand, the market for optical networking products may not continue to develop. Future demand for our products is uncertain and will depend to a great degree on the recovery of the communications equipment market generally and the fiber optics component markets particularly. Moreover, even if these markets recover, if the transition to optical networks occurs too slowly, the market for our products and the growth of our business will be significantly limited.

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

If we fail to address changing market conditions, the sales of our products may continue to decline, which would harm our net sales and operating results.

IF WE FAIL TO MANAGE OUR GEOGRAPHICALLY DISPERSED OPERATIONS, OUR BUSINESS MAY NOT SUCCEED.

Our ability to successfully offer our products and implement our business plan in a rapidly evolving market requires an effective planning and management process. We currently operate facilities in Chatsworth, California, Hsinchu, Taiwan and Shanghai, People's Republic of China. The challenges of managing geographically dispersed operations, has placed, and will continue to place, a significant strain on our management systems and resources. We expect that we will need to continue to improve our financial and managerial controls, reporting systems and procedures and continue to expand, train and manage our work force worldwide. We are currently implementing new systems that more closely match our business needs and may incur significant additional expense and diversion of management attention in connection with implementing those systems. The failure to effectively manage our geographically dispersed operations could adversely impact our ability to manufacture and sell our products, which could reduce our net sales.

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

COMPETITION IN THE OPTICAL NETWORKING MARKET MAY INCREASE, WHICH COULD REDUCE OUR NET SALES AND GROSS MARGINS OR CAUSE US TO LOSE MARKET SHARE.

Competition in the optical networking market in which we compete is intense. We face competition from several companies, including Agilent Technologies, Corning Incorporated, Finisar Corporation, Fujitsu, Infineon AG, International Business Machines Corporation, JDS Uniphase Corporation, Lucent Technologies, Inc., Sumitomo and Tyco International, Ltd. Many of our competitors are larger than we are and have longer operating histories and significantly greater financial, technical, marketing and other resources than we have. As a result, these competitors are able to devote greater resources than we can to the development, promotion, sale and support of their products. In addition, several of our competitors have large market capitalizations or cash reserves, and are much better positioned than we are to acquire other companies in order to gain new technologies or products that may displace our product lines. Any of these acquisitions could give our competitors a strategic advantage. Many of our competitors have significantly more established sales and customer support organizations than we do. In addition, many of our competitors have much greater name recognition, more extensive customer bases, better-developed distribution channels and broader product offerings than we have. These companies can leverage their customer bases and broader product offerings and adopt aggressive pricing policies to gain market share. Additional competitors may enter the market, and we are likely to compete with new companies in the future. We expect to encounter potential customers that, due to existing relationships with our competitors, are committed to the products offered by these competitors. As a result of the foregoing factors, as well as weakening demand, we expect that competitive pressures may result in further price reductions, lower margins and loss of market share.

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

Our future success depends upon the continued services of our executive officers and other key engineering, sales, marketing, manufacturing and support personnel. Any of our key employees may terminate his or her employment at any time. In addition, we do not have key person life insurance policies covering any of our employees.

Our ability to develop, manufacture and market our products, and our ability to compete with our current and future competitors depend, and will depend, in large part, on our ability to attract and retain qualified personnel. Competition for executives and qualified personnel in the fiber optics components industry is intense, and we will be required to compete for personnel with companies having substantially greater financial and other resources than we do. To attract executives, we have had to enter into compensation arrangements, which have resulted in substantial deferred compensation charges and adversely affected our results of operations. We may enter into similar arrangements in the future to attract qualified executives. If we should be unable to attract and retain qualified personnel, our business could be materially adversely affected. We can give no assurance that we will be able to attract and retain qualified personnel.

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

Current softness in demand and pricing in the communications market have necessitated a review of our inventory, facilities and headcount. As a result, we recorded in the nine months ended September 30, 2001 charges for impairment of assets, abandoned facilities, the write down of inventory and inventory purchase commitments, among other things, of $43.6 million.

IF WE CANNOT INCREASE OUR SALES VOLUMES, REDUCE OUR COSTS OR INTRODUCE HIGHER MARGIN PRODUCTS TO OFFSET ANTICIPATED REDUCTIONS IN THE AVERAGE SELLING PRICE OF OUR PRODUCTS, OUR OPERATING RESULTS WILL SUFFER.

We have experienced decreases in the average selling prices of some of our products. We anticipate that as products in the optical networking market continue becoming commodities the average selling price of our products will continue to decrease in response to competitive pricing pressures, new product introductions by us or our competitors or other factors. In addition, the current softness in the market has detrimentally affected the selling prices of some of our products. If we are unable to offset the anticipated decrease in our average selling prices by increasing our sales volumes or product mix, our net sales and gross margins will continue to decline. In addition, to maintain our gross margins, we must continue to reduce the manufacturing cost of our products and we must develop and introduce new products and product enhancements with higher margins. If our gross margins continue to erode, our financial position will be harmed.

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

WE COULD BECOME SUBJECT TO LITIGATION REGARDING INTELLECTUAL PROPERTY RIGHTS, WHICH COULD BE COSTLY AND SUBJECT US TO SIGNIFICANT LIABILITY.

From time to time, third parties, including our competitors, may assert patent, copyright and other intellectual property rights to technologies that are important to us. We expect we will increasingly be subject to infringement claims as the number of products and competitors in our market grows and the functioning of products overlaps. In this regard, in early 1999, we received a written notice from Rockwell Corporation in which Rockwell claimed to have patent rights in certain technology related to our metal organic chemical vapor deposition processes. Rockwell requested that we review our processes in light of one of Rockwell's issued patents, which we have done and determined that the cited patent has expired. We believe that none of our product sales relates to the Rockwell claim. In October 1999, we received a written notice from Ortel Corporation, which has since been acquired by Lucent Technologies, Inc., in which Ortel claimed to have patent rights in certain technology related to our triplexer and duplexer products. Ortel requested that we review our products in connection with one of Ortel's issued patents. We are evaluating the information provided to us thus far by Ortel and are also evaluating the validity of Ortel's patent noted in Ortel's letter. In January 2001, we were advised that Lucent had assigned certain of its rights and claims to Agere Systems, Inc., including the claim made on the Ortel patent. To date, we have not been contacted by Agere regarding this patent claim. We are presently seeking to determine whether we may have violated and the extent of our usage of, and related revenues from, technology covered by this patent. Based on our evaluation to date, we have concluded that the Ortel claim (evidently now the property of Agere) relates to an aspect of our triplexers. Net sales of our triplexers accounted for approximately 5% of total net sales during the year ended December 31, 2000. In May 2001, we received written notice from IBM, which claims that several of our optical components make use of inventions covered by certain patents claimed by IBM. We are presently seeking to determine whether we may have violated and the extent of our usage of, and related revenues from, technology covered by the IBM patents. Based on our evaluation to date, we have concluded that the IBM claim relates to certain of our transceivers. Net sales of the GBIC transceivers in question accounted for approximately 7% of total net sales during the year ended December 31, 2000. In April 1999, we received a written notice from Rockwell International Corporation in which Rockwell claimed to have patent rights in certain technology related to our metal organic chemical vapor deposition, or MOCVD, processes. Rockwell requested us to review our processes in light of one of Rockwell's issued patents, which has been done and we determined that the cited patent has expired. We believe that none of our current product sales could be affected by the Rockwell claim. The patents of Ortel, IBM and Rockwell and other patents of which we are not presently aware that may relate to our products may be determined to be valid, or some of our products may ultimately be determined to infringe these patent, or those of other companies. Agere, Rockwell, IBM or other companies may pursue litigation with respect to these or other claims. The results of any litigation are inherently uncertain. In the event of an adverse result in any litigation with respect to intellectual property rights relevant to our products that could arise in the future, to pay substantial damages under applicable law, to cease the manufacture, use and sale of infringing products or to expend significant resources to develop non-infringing technology. In addition, litigation frequently involves substantial expenditures and can require significant management attention, even if we ultimately prevail. Accordingly, any infringement claim or litigation against us could significantly harm our business, operating results and financial condition.

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

OTHER COMPANIES WITH SIMILAR NAMES OR TRADEMARKS COULD CHALLENGE OUR USE OF LUMINENT

There are numerous companies which have names or trademarks of varying degrees of similarity to Luminent. Although we believe we have all necessary rights to use this brand name, our rights to use it may be challenged by other who have names or trademarks similar to our name. Challenges resulting in litigation, regardless of outcome, could be expensive to defend and time consuming and adverse determinations could harm our business.

PENDING COMPLETION OF OUR MERGER WITH MRV COMMUNICATIONS, OUR STOCK PRICE WILL LIKELY BE AFFECTED BY EVENTS AFFECTING MRV'S STOCK PRICE

Our parent, MRV Communications, Inc., which owns 92.3% of our outstanding common stock, has announced plans to effect a short-form merger with us whereby each outstanding share of our common stock (except for shares presently held by MRV and shares held by our stockholders who perfect their statutory appraisal rights under Delaware law) will be converted into shares of MRV common stock. Since the exchange ratio of 0.43 of a share of MRV common stock for each outstanding share of our common stock was announced on October 8, 2001, the market price of our shares have been trading in the range of 42% to 47% of the market price of MRV's common stock. It is likely that the prevailing market price of our shares will continue to parallel the prevailing market prices of MRV's common stock based on the announced exchange ratio pending completion of the short-form merger. Accordingly, until the merger is completed, events affecting MRV or its businesses that influence the market price of MRV's common stock and which may be unrelated to our performance or our business are likely to impact directly on the prevailing market price of our shares. At the time the merger is completed, public trading of our common stock will cease.

OUR HISTORICAL FINANCIAL INFORMATION MAY NOT BE REPRESENTATIVE OF OUR RESULTS AS A SEPARATE COMPANY.

The historical financial information we have included in this report for periods prior to January 1, 2001 has been carved out from MRV's consolidated financial statements and may not accurately reflect what our financial position, results of operations and cash flows would have been, had we been a separate, stand-alone entity during the periods presented. MRV did not account for us as, and we were not operated as, a single stand-alone entity for the periods presented prior to January 1, 2001. In addition, the historical information is not necessarily indicative of what our results of operations, financial position and cash flows will be in the future. We have not made adjustments to reflect many significant changes that will occur in our cost structure, funding and operations as a result of our separation from MRV, including changes in our employee base, changes in our tax structure, increased costs associated with reduced economies of scale, increased marketing expenses related to establishing a new brand identity and increased costs associated with being a public, stand-alone company.

WE MAY HAVE POTENTIAL BUSINESS CONFLICTS OF INTEREST WITH MRV WITH RESPECT TO OUR PAST AND ONGOING RELATIONSHIPS THAT COULD HARM OUR BUSINESS OPERATIONS.

Pending completion of the short-form merger with MRV, conflicts of interest may arise between MRV and us in a number of areas relating to our past and ongoing relationships, including:

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

We may not be able to resolve any potential conflicts, and even if we do, the resolution may be less favorable than if we were dealing with an unaffiliated party. The agreements we have entered into with MRV dealing with our separation from MRV may be amended upon agreement between the parties. While we are controlled by MRV, MRV may be able to require us to agree to amendments to these agreements that may be less favorable to us than the current terms of the agreement.

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

WE ARE AT RISK OF SECURITIES CLASS ACTION OR OTHER LITIGATION THAT COULD RESULT IN SUBSTANTIAL COSTS AND DIVERT MANAGEMENT'S ATTENTION AND RESOURCES.

In the past, securities class action litigation has been brought against a company following periods of volatility in the market price of its securities. Due to the to the volatility and potential volatility of our stock price following our initial public offering, we may be the target of securities litigation in the future. Additionally, while we informed investors that MRV was under no obligation to, and might not, make the distribution to its stockholders of our common stock and that MRV could and might eliminate public ownership of us through a short-form merger, MRV's decision to abandon its distribution of our common stock to its stockholders or to eliminate public ownership of our common stock through the short-form merger may result in securities or other litigation. Securities or other litigation could result in substantial costs and divert management's attention and resources.

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

We operate on an international basis. A majority of our revenues and cost of sales are incurred in U.S. dollars. For the year ended December 31, 2000, approximately 31% and 29% of our revenues and cost of sales, respectively, were incurred in currencies other than the U.S. dollar. For the nine months ended September 30, 2001, approximately 45% and 47% of our revenues and cost of sales, respectively, were incurred in currencies other than the U.S. dollar. For the year ended December 31, 2000 and the nine months ended September 30, 2001, approximately 63% and 60%, respectively, of our operating expenses were incurred in currencies other than the U.S. dollar, including the non-cash charges for deferred compensation expense and goodwill amortization incurred with the foreign subsidiary acquisitions. For the year ended December 31, 2000 the New Taiwan dollar represents 87% and greater of transactions incurred in currencies other than the U.S. dollar. For the nine months ended September 30, 2001 the New Taiwan dollar represents 95% and greater of transactions incurred in currencies other than the U.S. dollar.

The New Taiwan dollar has been relatively stable in relation to the U.S. dollar in recent years, and accordingly, we have not experienced any significant fluctuations in operating results due to exchange rate fluctuations in the New Taiwan dollar in relation to the U.S. dollar. Although the New Taiwan dollar has historically been stable, we cannot guarantee the same stability in the future. The following provides an example of how fluctuations in the New Taiwan dollar would affect our overall revenues and cost of sales based on the December 30, 2000 U.S. to New Taiwan dollar exchange rate of 33.17. We estimate that a hypothetical 10% decrease in the New Taiwan dollar exchange rate would result in our recognizing an increase of $3.4 million in our total revenues and an increase of $2.5 in our total cost of sales. We estimate that a hypothetical increase in the New Taiwan dollar exchange rate would result in our recognizing a decrease of $3.1 million in our total revenues and a decrease of $2.3 million in our total cost of sales.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Luminent has received notices from third parties alleging possible infringements of patents with respect to product features or manufacturing processes. Management believes such notices are common in the communications industry because of the large number of patents that have been filed on these subjects. The Company's policy is to discuss these notices with the senders in an effort to demonstrate that the Company's products and/or processors do not violate any patents. The Company is currently involved in such discussions with Ortel, Rockwell, and IBM. The Company is evaluating these claims and presently does not believe that any of its products or processes violate any of the patents asserted by these parties. Additionally, the Company intends to vigorously defend its position if any legal action is taken. Management believes the ultimate outcome of such claims will not have a material impact on the results of operation or financial position.

On September 26, 2001, a lawsuit was filed in the Los Angeles County Superior Court entitled Aram Precision Tool and Die, Inc. vs. Luminent, Inc. In this action, the plaintiff claims damages for the defendant's alleged failure to accept and pay for materials allegedly requested under purchase orders. In the lawsuit, the plaintiff claims compensatory damages in the alleged amount of $300,000, unspecified punitive damages, unspecified attorney's fees and interest at the legal rate from March 15, 2001. Registrant believes that the allegations of the lawsuit are without merit and intends to vigorously defend the action.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

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

The offering was completed on November 9, 2000. We sold 12,000,000 registered shares at an initial public offering at an aggregate offering price of $144,000,000 or $12.00 per share. From November 9, 2000 to September 30, 2001, the aggregate underwriting discounts paid in connection with the offering was $10.1 million. We estimate that other expenses of the offering total $1.6 million.

The net proceeds from the offering, after deducting the underwriting discounts and the estimated offering expenses to be paid by us, were approximately $132.3 million. The net proceeds will be used for general corporate purposes, including capital expenditures and working capital. From November 9, 2000 through September 30, 2001, we believe that a reasonable estimate of the net proceeds applied for such purposes was $92.7 million. Pending use of the remaining funds, the net proceeds have been invested in interest bearing, investment grade securities.

None of the net proceeds of the offering have been paid, directly or indirectly, to any of our directors or officers or any of their associates, to any persons owning 10% or more of our common stock, or to any of our affiliates. To the extent net proceeds have been used, such proceeds have been paid to others.

ITEM 5. OTHER INFORMATION


                                 LUMINENT, INC.
          PRO FORMA(1) CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (in thousands, except per share data)
                                   (unaudited)

                                                            Three Months Ended September 30,     Nine Months Ended September 30,
                                                            -------------------------------      ------------------------------
                                                                 2000              2001             2000              2001
                                                              ---------         ---------         ---------         ---------
Net Sales                                                     $  35,958         $  18,754         $  78,964         $ 108,098
Cost of sales                                                    24,666            13,850            51,771            73,421
                                                              ---------         ---------         ---------         ---------
    Gross Profit                                                 11,292             4,904            27,193            34,677
Operating costs and expenses
    Selling, general and administrative                           3,826             4,121            10,448            16,560
    Research and development                                      4,428             3,104             9,778            10,670
    Parent company allocations                                      200                --               588                --
                                                              ---------         ---------         ---------         ---------
                                                                  8,454             7,225            20,814            27,230
        Operating income                                          2,838            (2,321)            6,379             7,447
Other income, net                                                   334               746               526             3,585
                                                              ---------         ---------         ---------         ---------
    Income before provision for income taxes
        and minority interest                                     3,172            (1,575)            6,905            11,032
Provision for income taxes                                        1,240              (517)            2,708             3,341
Minority interest                                                    73                19               393               (95)
                                                              ---------         ---------         ---------         ---------
    Net income                                                $   1,859         $  (1,077)        $   3,804         $   7,786
                                                              =========         =========         =========         =========
Net income per share, basic                                        0.01             (0.01)             0.03              0.05
Net income per share, diluted                                      0.01             (0.01)             0.03              0.05

Shares used in per-share calculation, basic                     144,000           156,000           144,000           156,000
Shares used in per-share calculation, diluted                   144,000           156,000           144,000           156,000

(1) Reconciliation of pro forma net (loss) income
    to net (loss)
Pro forma net (loss) income                                   $   1,859         $  (1,077)        $   3,804         $   7,786
Cost of sales:
    Reduction in one-time charges recorded during the
        second quarter                                               --             3,723                --             3,723
    Increase in restructure and other one-time charges               --            (1,460)               --           (30,786)
    Increase in inventory reserves                                   --            (3,126)               --            (3,126)
    Deferred stock compensation                                  (1,200)             (476)           (1,896)           (1,725)
Selling, general and administrative
    Restructure and other one-time charges                           --            (2,584)               --           (13,974)
    Deferred stock compensation                                  (9,000)          (23,371)          (10,073)          (39,071)
Research and development:
    Restructure and other one-time charges                           --                --                --              (501)
    Deferred stock compensation                                  (1,700)             (749)           (2,974)           (2,712)
Amortization of goodwill and other intangibles                  (18,353)          (19,488)          (27,933)          (58,464)
Restructure and other one-time charges to other income               --                --                --               (16)
Income tax effect of pro forma adjustments                           --            (2,691)               --              (685)
                                                              ---------         ---------         ---------         ---------
                                                              $ (28,394)        $ (51,299)        $ (39,072)        $(139,551)
                                                              =========         =========         =========         =========

 ITEM 6. EXHIBITS AND REPORTS ON FORM 8K

(a)     Exhibits.

Not applicable

(b)     Reports on Form 8-K.

No reports on Form 8-K were filed by the Registrant during the period covered by this Report.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chatsworth, State of California, on November 14, 2001.

                                       LUMINENT, INC.

                                       By: /s/ NOAM LOTAN
                                          --------------------------------------
                                           Noam Lotan
                                           Chairman and Chief Executive Officer

                                       By: /s/ ERIC I. BLACHNO
                                          --------------------------------------
                                           Eric I. Blachno
                                           Vice President, Finance and Chief
                                           Financial Officer