Form 10-Q/A
period 2001-06-30
LUMINENT INC
filed 2001-12-27
CIK 1119602

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-Q/A
                                (AMENDMENT NO. 1)



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

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Luminent, Inc. filed on August 14, 2001 amends Items 1 and 2 for the purpose of, among other things, amending certain disclosures in response to comments received from the Securities and Exchange Commission.

The amendments to Item 1 were as follows. The Consolidated Balance Sheet has been revised due to reclassifications to conform the presentation. Disclosures included in Note 2, Business Acquisitions, Note 4, Business Segments and Concentration of Risk and Note 5, Restructuring and Other Charges have been amended. The amendments to Item 2 were as follows. The "Market Conditions and Current Outlook" section has been revised and a summary of the restructuring costs has been added. Other than these amendments, Items 1 and 2 remain in the same form as initially filed.


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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                 LUMINENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS


                                                        December 31,    June 30,
                                                            2000          2001
                                                          --------      --------
                                                                       (unaudited)
Current assets:
  Cash and cash equivalents                               $131,778      $ 93,037
  Short-term investments                                     1,082            81
  Accounts receivable, net of allowance of $4,455
    at December 31, and $6,889 at June 30                   22,463        25,748
  Inventories                                               39,428        29,886
  Deferred income taxes                                      6,220         9,863
  Prepaid and other current assets                           9,106        21,398
                                                          --------      --------

        Total current assets                               210,077       179,743

Property and equipment, net                                 51,366        52,129
Goodwill, net                                              341,540       302,564
Other assets                                                 3,247         8,039
                                                          --------      --------

        TOTAL ASSETS                                      $606,230      $542,475
                                                          ========      ========



  The accompanying notes are an integral part of these consolidated condensed financial statements.

                                 LUMINENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                        (in thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                              December 31,      June 30,
                                                                 2000             2001
                                                               ---------       ---------
                                                                              (unaudited)
Current liabilities:
  Current portion of long-term debt                            $   2,607       $   2,152
  Short-term borrowings                                            7,957          12,822
  Accounts payable                                                20,021          21,143
  Accrued expenses                                                10,337          12,720
  Accrued returns and warranty                                       850             850
  Income taxes payable                                             6,634           7,049
                                                               ---------       ---------

        Total current liabilities                                 48,406          56,736

Long-term debt, net of current portion                             9,550           8,596
Other long-term liabilities                                          779             702
                                                               ---------       ---------

        Total liabilities                                         58,735          65,184

Minority interest                                                    444             329

Commitments and contingencies

Stockholders' equity:
  Preferred stock, $.001 par value, 30,000,000 shares
    authorized; none issued and outstanding                           --              --
  Common stock, $.001 par value, 300,000,000 shares
    authorized; 156,000,000 shares issued and outstanding            156             156
  Additional paid-in capital                                     635,066         635,066
  Accumulated deficit                                            (29,241)       (117,492)
  Deferred stock compensation, net                               (55,570)        (36,659)
  Accumulated other comprehensive loss                            (3,360)         (4,959)
                                                               ---------       ---------

        Total stockholders' equity                               547,051         476,112
                                                               ---------       ---------

        TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $ 606,230       $ 542,875
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


  (3) Includes charges of $29.3 million, $11.4 million, $501,000 and $16,000 presented in "cost of sales", "selling, general and administrative", "research and development" and "other income, net", respectively, for the three months ended June 30, 2001 to write-down inventory, purchase commitments, asset impairment, workforce reduction, restructuring costs and other non-recurring items. These charges resulted from the lower demand for our products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular.


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


Reclassifications

Certain prior year amounts have been reclassified to conform with the current year presentation.


2. BUSINESS ACQUISITIONS


On April 24, 2000, MRV completed the acquisition of approximately 97% of the outstanding capital stock of Fiber Optic Communications, Inc., a Republic of China corporation. Fiber Optic Communications is a manufacturer of passive fiber optic components for Wavelength Division Multiplexing. Under the terms of the purchase agreement, Fiber Optic Communications shareholders received approximately $48.6 million in cash and approximately 4.7 million shares of MRV common stock and options to purchase 680,000 shares of MRV common stock for a total purchase price of approximately $309.7 million. The issuance price of the MRV common stock was approximately $53 per share, which was determined based on the average market price five days before and after the terms were agreed upon. The options to purchase MRV common stock are exercisable at

$3.00 per share, have an aggregate intrinsic value of $14.1 million at the acquisition date, and vest over a four-year period. The acquisition is being accounted for using the purchase method of accounting. The assets and liabilities of the acquired entity have been "pushed down" to Luminent. The excess purchase price paid over the fair value of the net identifiable assets acquired of $261.5 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. The deferred compensation is being amortized using the graded vesting method over 4 years.



On July 12, 2000, MRV completed the acquisition of all of the outstanding capital stock of Quantum Optech Inc., a Republic of China corporation. Quantum Optech is a manufacturer of optical thin film coating and filters for Dense Wavelength Division Multiplexing. Under the terms of the purchase agreement, Quantum Optech shareholders received approximately 1.0 million shares of MRV common stock and options to purchase approximately 160,000 shares of MRV common stock for a total purchase price of approximately $36.1 million. The issuance price of the MRV common stock was approximately $30 per share, which was determined based on the average market price five days before and after the terms were agreed upon. The options to purchase MRV common stock are exercisable at $3.00 per share, have a fair value of $4.0 million, of which unvested options have an intrinsic value of $2.7 million and vested options have a fair value of $1.3 million and the remaining vest over a four-year period. The excess purchase price paid over the fair value of the net identifiable assets acquired of $27.8 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. The deferred compensation is being amortized using the graded vesting method over 4 years.



On July 21, 2000, MRV completed the acquisition of approximately 99% of the outstanding capital stock of Optronics International Corp., a Republic of China corporation. Optronics International is a manufacturer of high temperature semiconductor lasers, transceivers and detectors for optical networks. Under the terms of the purchase agreement, Optronics International shareholders received approximately 3.4 million shares of MRV common stock and options to purchase approximately 800,000 shares of MRV common stock for a total purchase price of approximately $123.9 million. The issuance price of the MRV common stock was approximately $30 per share, which was determined based on the average market price five days before and after the terms were agreed upon. The options to purchase MRV common stock are exercisable at $3.00 per share, have a fair value of $20.0 million, of which unvested options have an intrinsic value of $13.4 million and vested options have a fair value of $6.6 million and the remaining vest over a four-year period. The acquisition is being accounted for using the purchase method of accounting. The excess purchase price paid over the fair value of the net identifiable assets acquired of $99.4 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. The deferred compensation is being amortized using the graded vesting method over 4 years.


The purchase price of Fiber Optic Communications, Quantum Optech and Optronics International in the aggregate were allocated as follows (in thousands, unaudited):


          Purchase price                                     $469,768
          Allocation of purchase price
              Net tangible assets                              50,896
              Deferred stock compensation                      30,150
              Goodwill                                        388,722


The outstanding capital stock of Fiber Optic Communications, Quantum Optech and Optronics International, purchased by MRV, has been contributed to Luminent. The results of operations of these acquisitions have been included in Luminent's consolidated financial statements from the date of acquisition. The following unaudited pro forma financial information presents the combined results of operations of Luminent, Fiber Optic Communications, Quantum Optech and Optronics International as if the acquisitions had occurred as of January 1, 2000, giving effect to certain adjustments, including amortization of goodwill and other intangibles and deferred compensation charges (in thousands).


                                                 Three Months Ended June 30,     Six Months Ended June 30,
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


                            Three Months Ended June 30,    Six Months Ended June 30,
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
                               =======       =======         =======       =======



For the three and six months ended June 30, 2001, the Company's sales consist of active and passive optical components used by telecommunications equipment manufacturers. Active optical components consist of transceivers, lasers, and others. Passive optical components consist of couplers, jumpers, micro-optic products and others.

The following table sets forth revenues from external customers for each product group (in thousands):


                    Three Months Ended June 30,     Six Months Ended June 30,
                    ---------------------------     -------------------------
                          2000       2001                2000       2001
                         -------    -------             -------    -------
                            (unaudited)                    (unaudited)
Active                   $20,695    $32,146             $35,594    $70,795
Passive                    7,412      8,957               7,412     18,549
                         -------    -------             -------    -------
  Total net sales        $28,107    $41,103             $43,006    $89,344
                         =======    =======             =======    =======



5. RESTRUCTURING AND OTHER CHARGES

In the second quarter of 2001, the Company's management approved and implemented a restructuring plan and other actions in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions comprising the Company's restructuring activities primarily involve the reduction of facilities in the U.S. and in Taiwan, the reduction of workforce, the abandonment of certain assets, and the cancellation and termination of purchase commitments. These actions are expected to realign the business based on current and near term growth rates. All of these actions are scheduled for completion by the second quarter of 2002.

During the three months ended June 30, 2001, the Company recorded restructuring charges totaling $14.5 million. Costs for restructuring activities are limited to either incremental costs that directly result from the restructuring activities and provide no future revenue generating benefit, or costs incurred under contractual obligations that existed before the restructuring plan and will continue with either no future revenue generating benefit or become a penalty incurred for termination of the obligation.

Employee severance costs and related benefits of $1.1 million are related to the anticipated layoff of approximately 600 people through the end of 2001, bringing the Company's total workforce to approximately 1,200 employees. During the three months ended June 30, 2001, the Company's restructuring activities resulted in approximately 100 layoffs. As of June 30, 2001, the employee severance reserve balance has been reduced by cash payments of approximately $196,000 resulting in an ending reserve balance of $876,000. Affected employees came from all divisions and areas of the Company. The majority of affected employees were in the manufacturing group.

In addition to the costs associated with employee severance, the Company identified a number of assets, including leased facilities and equipment that are no longer required due to current market conditions, operations and expected growth rates. The net facilities costs related to closed and abandoned facilities costs of approximately $1.1 million for the three months ended June 30, 2001 are primarily related to future obligations under operating leases. The total lease charge is net of approximately $900,000 in expected sublease revenue on leases that the Company cannot terminate. In connection with these closed and abandoned facilities, the Company has recorded asset impairment charges of $8.9 million in selling, general, and administrative for the three months ended June 30, 2001, consisting of leasehold improvements and certain manufacturing equipment to write-down the value of this equipment. Due to its specialized nature, the Company has determined that these assets have minimal or no future benefit and has recorded a provision reflecting the net book value relating to these assets. The Company expects to complete disposal of this equipment early in 2002. Purchase commitments of $2.4 million, recorded in cost of sales, for the three months ended June 30, 2001, respectively, are to cancel or renegotiate outstanding contracts for materials and capital assets that are no longer required due to the Company's significantly reduced orders for optical components and sales projections over the next twelve months.

As of June 30, 2001, the provision has been reduced by cash payments of $196,000 for the three months ended June 30, 2001, and non-cash related charges of $8.9 million for the three months ended June 30, 2001, resulting in an ending balance of $5.4 million. The Company expects to utilize the remaining balance by the end of the second quarter of 2002. The Company expects that it will spend approximately $5.4 million through the next four quarters to carry out the plan, which will be paid through cash and cash equivalents and through operating cash flows. The Company expects to begin to realize savings related to the workforce reductions in late 2001 with estimated ongoing quarterly net savings of $2.4 million. In addition, the Company will realize reduced depreciation charges of approximately $384,000 per quarter through December 2004 and $163,000 per quarter through December 2005 for facility costs. These savings are expected to be realized as reductions in cost of sales, research and development and selling, general and administrative expenses.


A summary of the restructuring costs consist of the following:

                                                                       Remaining
                                       Provision        Utilized        Balance
                                      -----------     -----------     -----------
 Exit costs
  Asset impairment                    $ 8,904,000     $ 8,904,000     $        --
  Closed and abandoned facilities       1,108,000              --       1,108,000
  Purchase commitments                  2,402,000              --       2,402,000
  Other                                   991,000              --         991,000
                                      -----------     -----------     -----------

                                       13,405,000       8,904,000       4,501,000
Employee severance costs                1,072,000         196,000         876,000
                                      -----------     -----------     -----------

                                      $14,477,000     $ 9,100,000     $ 5,377,000
                                      ===========     ===========     ===========


A summary of the restructuring costs by line item for the three months ended June 30, 2001 consist of the following:


                                                  Three Months Ended
                                                    June 30, 2001
                                                  ------------------
     Cost of sales                                   $ 3,168,000
     Selling, general and administrative              10,792,000
     Research and development                            501,000
     Other income, net                                    16,000
                                                     -----------
     Total restructuring costs                       $14,477,000
                                                     ===========



As a result of the significant negative economic and industry trends impacting the Company's expected sales over the next twelve months, the Company also recorded a $26.1 million charge to write-down the remaining book value of certain inventory related to certain transceivers, duplexors, and triplexors that are previous generation products to its realizable value during the three months ended June 30, 2001. The inventory charges were recorded in cost of sales. Also included in other charges is a $598,000 charge to bad debt recorded in selling, general and administrative expenses during the three months ended June 30, 2001 to reflect customer bankruptcies that have resulted from the severe market downturn.

In addition, as part of the Company's review of the impairment of certain long-lived assets, management performed an assessment, at the business unit level, of the carrying amount of goodwill recorded in connection with its various acquisitions. This assessment, based on the undiscounted future cash flows, determined that no write-down of goodwill was required for the six months ended June 30, 2001.


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


In the second quarter of 2001, the Company's management approved and implemented a restructuring plan and other actions in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions comprising the Company's restructuring activities primarily involve the reduction of facilities in the U.S. and in Taiwan, the reduction of workforce, the abandonment of certain assets, and the cancellation and termination of purchase commitments. These actions are expected to realign the business based on current and near term growth rates. All of these actions are scheduled for completion by the second quarter of 2002.

During the three months ended June 30, 2001, the Company recorded restructuring charges totaling $14.5 million. Costs for restructuring activities are limited to either incremental costs that directly result from the restructuring activities and provide no future revenue generating benefit, or costs incurred under contractual obligations that existed before the restructuring plan and will continue with either no future revenue generating benefit or become a penalty incurred for termination of the obligation.

Employee severance costs and related benefits of $1.1 million are related to the anticipated layoff of approximately 600 people through the end of 2001, bringing the Company's total workforce to approximately 1,200 employees. During the three months ended June 30, 2001, the Company's restructuring activities resulted in approximately 100 layoffs. As of June 30, 2001, the employee severance reserve balance has been reduced by cash payments of approximately $200,000 resulting in an ending reserve balance of $900,000. Affected employees came from all divisions and areas of the Company. The majority of affected employees were in the manufacturing group.

In addition to the costs associated with employee severance, the Company identified a number of assets, including leased facilities and equipment that are no longer required due to current market conditions, operations and expected growth rates. The net facilities costs related to closed and abandoned facilities costs of approximately $1.1 million for the three months ended June 30, 2001 are primarily related to future obligations under operating leases. The total lease charge is net of approximately $900,000 in expected sublease revenue on leases that the Company cannot terminate. In connection with these closed and abandoned facilities, the Company has recorded asset impairment charges of $8.9 million in selling, general, and administrative for the three months ended June 30, 2001, consisting of leasehold improvements and certain manufacturing equipment to write-down the value of this equipment. Due to its specialized nature, the Company has determined that these assets have minimal or no future benefit and has recorded a provision reflecting the net book value relating to these assets. The Company expects to complete disposal of this equipment early in 2002. Purchase commitments of $2.4 million, recorded in cost of sales, for the three months ended June 30, 2001, respectively, are to cancel or renegotiate outstanding contracts for materials and capital assets that are no longer required due to the Company's significantly reduced orders for optical components and sales projections over the next twelve months.



As of June 30, 2001, the provision has been reduced by cash payments of $196,000 for the three months ended June 30, 2001, and non-cash related charges of $8.9 million for the three months ended June 30, 2001, resulting in an ending balance of $5.4 million. The Company expects to utilize the remaining balance by the end of the second quarter of 2002. The Company expects that it will spend approximately $5.4 million through the next four quarters to carry out the plan, which will be paid through cash and cash equivalents and through operating cash flows. The Company expects to begin to realize savings related to the workforce reductions in late 2001 with estimated ongoing quarterly net savings of $2.4 million. In addition, the Company will realize reduced depreciation charges of approximately $384,000 per quarter through December 2004 and $163,000 per quarter through December 2005 for facility costs. These savings are expected to be realized as reductions in cost of sales, research and development and selling, general and administrative expenses.

A summary of the restructuring costs consist of the following:



                                                                       Remaining
                                       Provision        Utilized        Balance
                                      -----------     -----------     -----------
 Exit costs
  Asset impairment                    $ 8,904,000     $ 8,904,000     $        --
  Closed and abandoned facilities       1,108,000              --       1,108,000
  Purchase commitments                  2,402,000              --       2,402,000
  Other                                   991,000              --         991,000
                                      -----------     -----------     -----------

                                       13,405,000       8,904,000       4,501,000
Employee severance costs                1,072,000         196,000         876,000
                                      -----------     -----------     -----------

                                      $14,477,000     $ 9,100,000     $ 5,377,000
                                      ===========     ===========     ===========



A summary of the restructuring costs by line item for the three months ended June 30, 2001 consist of the following:



                                                  Three Months Ended
                                                    June 30, 2001
                                                  ------------------
     Cost of sales                                   $ 3,168,000
     Selling, general and administrative              10,792,000
     Research and development                            501,000
     Other income, net                                    16,000
                                                     -----------
     Total restructuring costs                       $14,477,000
                                                     ===========



As a result of the significant negative economic and industry trends impacting the Company's expected sales over the next twelve months, the Company also recorded a $26.1 million charge to write-down the remaining book value of certain inventory related to certain transceivers, duplexors, and triplexors that are previous generation products to its realizable value during the three months ended June 30, 2001. The inventory charges were recorded in cost of sales. Also included in other charges is a $598,000 charge to bad debt recorded in selling, general and administrative expenses during the three months ended June 30, 2001 to reflect customer bankruptcies that have resulted from the severe market downturn.

In addition, as part of the Company's review of the impairment of certain long-lived assets, management performed an assessment, at the business unit level, of the carrying amount of goodwill recorded in connection with its various acquisitions. This assessment, based on the undiscounted future cash flows, determined that no write-down of goodwill was required for the six months ended June 30, 2001.



In the second quarter of 2001, Luminent's management approved and implemented a restructuring plan and other actions in order to adjust operations and administration as a result of the dramatic slowdown in the communications equipment industry generally and the optical components sector in particular. Major actions comprising Luminent's restructuring activities primarily involve the reduction of facilities in the U.S. and Taiwan, the reduction of workforce, the abandonment of certain assets, and the cancellation and termination of purchase commitments. These actions are expected to realign the business based on current and near term growth rates. All of these actions are scheduled for completion by the second quarter of 2002.

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


On April 24, 2000, MRV acquired approximately 97% of the outstanding capital stock of Fiber Optic Communications, a Taiwanese manufacturer of passive fiber optic components with facilities in both Taiwan and the People's Republic of China. The purchase price paid was approximately $309.7 million in cash, common stock and options to purchase common stock of MRV, including amounts recorded as deferred stock compensation. On July 12, 2000, MRV acquired all of the outstanding capital stock of Quantum, a Taiwanese manufacturer of active and passive fiber optic components. The purchase price paid was approximately $36.1 million in common stock and options to purchase common stock of MRV, including amounts recorded as deferred stock compensation. On July 21, 2000, MRV acquired approximately 99% of the outstanding capital stock of Optronics, a Taiwanese manufacturer of active fiber optic components. The purchase price paid was approximately $123.9 million in common stock and options to purchase common stock of MRV, including amounts recorded as deferred stock compensation. The acquisitions were made to expand our product offerings, enhance our technology expertise and expand our manufacturing capabilities.


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


Goodwill and other intangibles resulting from the Fiber Optic Communications, Optronics and Quantum acquisitions totaled $261.5 million, $99.4 million and $27.8 million, respectively. For the three months and six months ended June 30, 2001, we recorded amortization of goodwill and other intangibles of approximately $19.5 million and $39.0 million, respectively, relating to these acquisitions. We expect to record amortization of goodwill and other intangibles for Fiber Optic Communications, Optronics and Quantum of approximately $19.5 million per quarter until December 31, 2001. At January 1, 2002 we will implement SFAS No.

of approximately $19.5 million per quarter until December 31, 2001. At January 1, 2002 we will implement SFAS No. 142 (see RECENT ACCOUNTING PRONOUNCEMENTS, below), which require us to cease amortizing goodwill and other intangibles, but regularly assess existing goodwill and other intangibles for impairment.


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


In July 2000, we entered into four-year employment agreements with our President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer. The agreements provide for annual salaries, performance bonuses and combinations of stock options to purchase shares of MRV's common stock and Luminent's common stock. The options to purchase MRV's common stock are immediately exercisable. The options to purchase Luminent's common stock vest over four years. These options were granted to our President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer at exercise prices below market value, resulting in deferred stock compensation. Deferred stock compensation reported for the three months and six months ended June 30, 2001 was $5.8 million and $13.0 million, respectively, and we will incur additional deferred stock compensation of approximately $25.0 million through 2004.



We reported a net loss of approximately $66.0 million and $88.3 million for the three months and six months ended June 30, 2001, respectively. The net loss was primarily due to amortization of goodwill and deferred stock compensation related to the acquisitions of Fiber Optic Communications, Optronics and Quantum for the three months and six months ended June 30, 2001, our employment arrangements with our President and Chief Executive Officer and Vice President of Finance and Chief Financial Officer for the three months and six months ended June 30, 2001 and recording restructuring and other charges totaling $41.2 million resulting from the lower demand for our products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular for the three months ended June 30, 2001. These charges include the write-down of inventory of $26.1 million, asset impairment of $8.9 million, and other restructuring and non-recurring items related to the recent market conditions of $6.2 million. See RESULTS OF OPERATIONS section, below, for more discussion. In addition, we will record amortization of goodwill and other intangible assets and deferred stock compensation relating to the Fiber Optic Communications, Optronics and Quantum acquisitions and our employment arrangements going forward. As a consequence of these charges, we do not expect to report net income in the foreseeable future.


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


                                        Three Months Ended June 30,   Six Months Ended June 30,
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

Net Sales


Luminent generally recognizes product revenue, net of sales discounts and allowances, when persuasive evidence of an arrangement exists, delivery has occurred and all significant contractual obligations have been satisfied, the fee is fixed or determinable and collection is considered probable. Products are generally shipped "FOB shipping point" with no rights of return. Sales with contingencies, such as rights of return, rotations rights, conditional acceptance provisions and price protection, are rare and are deferred until the contingencies have been satisfied or the contingent period has lapsed.

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


For the three and six months ended June 30, 2001, the Company's sales consist of active and passive optical components used by telecommunications equipment manufacturers. Active optical components consist of transceivers, lasers, and others. Passive optical components consist of couplers, jumpers, micro-optic products and others.

The following table sets forth revenues from external customers for each product group (in thousands):



                              Three Months                     Six Months
                            Ended June 30,                   Ended June 30,
                        -----------------------         -----------------------
                          2000            2001           2000            2001
                        -------         -------         -------         -------
                              (unaudited)                     (unaudited)
Active                  $20,695         $32,146         $35,594         $70,795
Passive                   7,412           8,957           7,412          18,549
                        -------         -------         -------         -------
Total net sales         $28,107         $41,103         $43,006         $89,344
                        =======         =======         =======         =======


The following table sets forth our net sales to certain customers as a percentage of our total net sales:


                          Three Months Ended June 30,      Six Months Ended June 30,
                               ----------------                 ----------------
                               2000         2001                2000         2001
                               ----         ----                ----         ----
                                  (unaudited)                      (unaudited)
Marconi Communications          21%          13%                 17%          13%
Cisco Systems                   12%           9%                 14%          11%
Other                           67%          78%                 69%          76%
                               ---          ---                 ---          ---

  Net sales                    100%         100%                100%         100%
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

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act"), the Registrant caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Chatsworth, State of California, on December 27, 2001.


                                     LUMINENT, INC.


                                     By: /s/ NOAM LOTAN
                                        ----------------------------------
                                        Noam Lotan,
                                        Chief Executive Officer


                                     By: /s/ YOSSI JAKUBOVITS
                                        ----------------------------------
                                         Yossi Jakubovits
                                         Director of Finance/Controller
                                         (Principal Accounting Officer)