Form 10-Q/A
period 2001-09-30
LUMINENT INC
filed 2001-12-27
CIK 1119602

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

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q


                                EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to the Quarterly Report on Form 10-Q of Luminent, Inc. filed on November 14, 2001 amends Items 1 and 2 for the purpose of, among other things, amending certain disclosures in response to comments received from the Securities and Exchange Commission.

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

                          PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements


                                 LUMINENT, INC.
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (in thousands)

                                     ASSETS


                                                                      December 31,   September 30,
                                                                         2000            2001
                                                                      -----------    ------------
                                                                                      (unaudited)
Current assets:
     Cash and cash equivalents                                         $131,778        $ 93,646
     Short-term investments                                               1,082              55
     Accounts receivable, net of allowance of $4,455
          at December 31, 2000 and $6,889 at September 30, 2001          22,463          18,484
     Inventories                                                         39,428          24,282
     Deferred income taxes                                                6,220           6,977
     Prepaids and other current assets                                    9,106          17,023
                                                                       --------        --------
          Total current assets                                          210,077         160,467

Property and equipment, net                                              51,366          53,403
Goodwill and other intangibles, net                                     341,540         283,076
Other assets                                                              3,247           8,298
                                                                       --------        --------
          TOTAL ASSETS                                                 $606,230        $505,244
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



On July 12, 2000, MRV completed the acquisition of all of the outstanding capital stock of Quantum Optech Inc., a Republic of China corporation. Quantum Optech is a manufacturer of optical thin film coating and filters for Dense Wavelength Division Multiplexing. Under the terms of the purchase agreement, Quantum Optech shareholders received approximately 1.0 million shares of MRV common stock and options to purchase approximately 160,000 shares of MRV common stock for a total purchase price of approximately $36.1 million. The issuance price of the MRV common stock was approximately $30 per share, which was determined based on the average market price five days before and after the terms were agreed upon. The options to purchase MRV common stock are exercisable at $3.00 per share, have a fair value of $4.0 million, unvested options have an intrinsic value of $2.7 million and vested options have a fair value of $1.3 million, and the remaining vest over a four-year period. The excess purchase price paid over the fair value of the net identifiable assets acquired of $27.8 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. The deferred compensation is being amortized using the graded vesting method over 4 years.



On July 21, 2000, MRV completed the acquisition of approximately 99% of the outstanding capital stock of Optronics International Corp., a Republic of China corporation. Optronics International is a manufacturer of high temperature semiconductor lasers, transceivers and detectors for optical networks. Under the terms of the purchase agreement, Optronics International shareholders received approximately 3.4 million shares of MRV common stock and options to purchase approximately 800,000 shares of MRV common stock for a total purchase price of approximately $123.9 million. The issuance price of the MRV common stock was approximately $30 per share, which was determined based on the average market price five days before and after the terms were agreed upon. The options to purchase MRV common stock are exercisable at $3.00 per share, have a fair value of $20.0 million, of which unvested options have an intrinsic value of $13.4 million and vested options have a fair value of $6.6 million, and the remaining vest over a four-year period. The acquisition is being accounted for using the purchase method of accounting. The assets and liabilities of the acquired entity have been "pushed down" to Luminent. The excess purchase price paid over the fair value of the net identifiable assets acquired of $99.4 million has been recorded as goodwill and is being amortized on a straight-line basis over 5 years. The deferred compensation is being amortized using the graded vesting method over 4 years.


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



                                                 Three Months Ended September 30,   Nine Months Ended September 30,
                                                 --------------------------------   -------------------------------
                                                       2000              2001             2000             2001
                                                      -------          --------         --------         ---------
                                                            (unaudited)                        (unaudited)
Pro forma net sales                                   $ 36,293         $ 18,754         $ 91,868         $ 108,098
Pro forma net loss                                    $(27,684)        $(50,784)        $(76,427)        $(137,602)
Pro forma basic and diluted net loss per share        $  (0.19)        $  (0.33)        $  (0.53)        $   (0.88)


3. INVENTORIES

Inventories consisted of the following (in thousands):


                         December 31,   September 30,
                            2000           2001
                         -----------    -------------
                                        (unaudited)
Raw materials              $22,896        $15,585
Work in process             12,402          6,092
Finished goods               4,130          2,605
                           -------        -------
  Total inventories        $39,428        $24,282
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

Geographical Area Net Sales (in thousands):


                             Three Months Ended September 30,               Nine Months Ended September 30,
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
                                =======               =======               =======               ========



For the nine months ended September 30, 2001, the Company's sales consist of active and passive optical components used by telecommunications equipment manufacturers. Active optical components consist of transceivers, lasers, and others. Passive optical components consist of couplers, jumpers, micro-optic products and others.

The following table sets forth revenues from external customers for each product group (in thousands):



                                                          Three Months Ended                               Nine Months Ended
                                                             September 30,                                   September 30,
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

During the three and nine months ended September 30, 2001, the Company recorded restructuring charges totaling $3.0 million and $17.5 million. Costs for restructuring activities are limited to either incremental costs that directly result from the restructuring activities and provide no future revenue generating benefit, or costs incurred under contractual obligations that existed before the restructuring plan and will continue with either no future revenue generating benefit or become a penalty incurred for termination of the obligation.

Employee severance costs and related benefits of $1.1 million are related to approximately 100 and 600 layoffs during the three and nine months ended September 30, 2001, respectively, bringing the Company's total workforce to approximately 1,100 employees as of September 30, 2001. As of September 30, 2001, the employee severance reserve balance has been reduced by cash payments of approximately $1.0 million resulting in an ending reserve balance of $38,000. Affected employees came from all divisions and areas of the Company. The majority of affected employees were in the manufacturing group.

In addition to the costs associated with employee severance, the Company identified a number of assets, including leased facilities and equipment that are no longer required due to current market conditions, operations and expected growth rates. The net facilities costs related to closed and abandoned facilities costs of approximately $1.6 million and $2.7 million for the three and nine months ended September 30, 2001, respectively, are primarily related to future obligations under operating leases. The total lease charge is net of approximately $3.7 million in expected sublease revenue on leases that the Company cannot terminate. In connection with these closed and abandoned facilities, the Company has recorded asset impairment charges of $8.9 million in selling, general, and administrative for the nine months ended September 30, 2001, consisting of leasehold improvements and certain manufacturing equipment to write-down the value of this equipment. Due to its specialized nature, the Company has determined that these assets have minimal or no future benefit and has recorded a provision reflecting the net book value relating to these assets. The Company expects to complete disposal of this equipment early in 2002. Purchase commitments of $1.5 million and $3.9 million, recorded in cost of sales, for the three and nine months ended September 30, 2001, respectively, are to cancel or renegotiate outstanding contracts for materials and capital assets that are no longer required due to the Company's significantly reduced orders for optical components and sales projections over the next twelve months.

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
                                               ===========                  ===========

As a result of the significant negative economic and industry trends impacting the Company's expected sales over the next twelve months, the Company also recorded a $26.1 million charge to write-down the remaining book value of certain inventory related to certain transceivers, duplexors, and triplexors that are previous generation products to its realizable value during the three months ended June 30, 2001. The charge to write-down inventory was subsequently reduced by $3.7 million during the three months ended September 30, 2001 to reflect the sale of previously written-off items. Another $3.1 million of inventory was written-down during the three months ended September 30, 2001 to reflect the identification of additional inventory that is not expected to be utilized as a result of the Company's significantly reduced orders for optical components and sales projections for the next twelve months. The inventory charges and recoveries were recorded in cost of sales. Also included in the charges is a $598,000 charge to bad debt recorded in selling, general and administrative expenses during the nine months ended September 30, 2001 to reflect customer bankruptcies that have resulted from the severe market downturn.

In addition, as part of the Company's review of the impairment of certain long-lived assets, management performed an assessment of the carrying amount of goodwill recorded in connection with its various acquisitions. This assessment, based on the undiscounted future cash flows, determined that no write-down of goodwill was required for the nine months ended September 30, 2001.

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

MARKET CONDITIONS AND CURRENT OUTLOOK


Macroeconomic factors, such as an economic slowdown in the U.S. and abroad, have detrimentally impacted demand for communications products, thereby resulting in reduced demand for optical components in general. The unfavorable economic conditions and reduced capital spending detrimentally affected sales to service providers, network equipment companies, e-commerce and Internet businesses, and the manufacturing industry in the United States during 2001 to date, and appear to continue to affect these industries in the fourth quarter of 2001 and may affect them beyond the fourth quarter. Announcements by industry participants and observers indicate there is a slowdown in industry spending and participants are seeking to reduce existing inventories.


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
                                               ===========            ===========


As a result of the significant negative economic and industry trends impacting our expected sales over the next twelve months, we also recorded a $26.1 million charge to write-down the remaining book value of certain inventory related to certain transceivers, duplexors, and triplexors that are previous generation products to its realizable value during the three months ended June 30, 2001. The charge to write-down inventory was subsequently reduced by $3.7 million during the three months ended September 30, 2001 to reflect the sale of previously written-off items. Another $3.1 million of inventory was written-down during the three months ended September 30, 2001 to reflect the identification of additional inventory that is not expected to be utilized as a result of our significantly reduced orders for optical components and sales projections for the next twelve months. The inventory charges and recoveries were recorded in cost of sales. Also included in the charges is a $598,000 charge to bad debt recorded in selling, general and administrative expenses during the nine months ended September 30, 2001 to reflect customer bankruptcies that have resulted from the severe market downturn.


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


Goodwill resulting from the Fiber Optic Communications, Optronics and Quantum acquisitions totaled $261.5 million, $99.4 million and $27.8 million, respectively. For the three months and nine months ended September 30, 2001, we recorded amortization of goodwill of approximately $19.5 million and $58.5 million, respectively, relating to these acquisitions. We expect to record amortization of goodwill for Fiber Optic Communications, Optronics and Quantum of approximately $19.5 million per quarter through December 31, 2001. At January 1, 2002, we will implement SFAS No. 142 (see RECENT ACCOUNTING PRONOUNCEMENTS, below), which requires us to cease amortizing goodwill, but regularly assess existing goodwill for impairment.


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


In July 2000, we entered into four-year employment agreements with our former President and Chief Executive Officer and our Vice President of Finance and Chief Financial Officer. The agreements provide for annual salaries, performance bonuses and combinations of stock options to purchase shares of MRV's common stock and Luminent's common stock. The options to purchase MRV's common stock are immediately exercisable. The options to purchase Luminent's common stock vest over four years. These options were granted to our former President and Chief Executive Officer and our Vice President of Finance and Chief Financial Officer at exercise prices below market value, resulting in deferred stock compensation. Deferred stock compensation reported for the three months and nine months ended September 30, 2001 for these agreements was $22.3 million and $35.3 million, respectively, including recognition of the remainder of the deferred compensation generated from the options granted to our former President and Chief Executive Officer under our employment agreement with him. We will incur additional deferred stock compensation of approximately $2.6 million through 2004.



Our President and Chief Executive Officer resigned in September 2001. Dr. Spivey's resignation was considered by the parties to be a termination other than for cause under his employment agreement entitling him to the severance benefits of his employment agreement, including payment over a one year period of an amount equal to two times the sum of his annual salary plus bonus and the vesting of all of his unvested Luminent options. Dr. Spivey's MRV and Luminent stock options are now exercisable through September 11, 2003. During the quarter ended September 30, 2001, we recorded a charge of $1.0 million to reflect severance expense and an immediate recognition of deferred stock compensation expense of $18.9 million.


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

RESULTS OF OPERATIONS

The following table sets forth selected consolidated condensed historical financial data for the periods indicated, expressed as a percentage of net sales:


                                              Three Months Ended September 30,   Nine Months Ended September 30,
                                              --------------------------------   -------------------------------
                                                    2000          2001                   2000         2001
                                                   ------        -------                ------       ------
                                                        (unaudited)                          (unaudited)
Net sales                                            100%          100%                  100%          100%
Cost of sales                                         72            81                    68            97
  Gross profit                                        28            19                    32             3
Operating costs and expenses:
  Selling, general and administrative                 36           160                    26            64
  Research and development                            17            21                    16            13
  Amortization of goodwill                            51           104                    35            54
    Total operating costs                            104           285                    78           131
Operating loss                                       (76)         (266)                  (46)         (129)
Other income, net                                      1             4                     1             3
  Loss before provision for income taxes and
    minority interest                                (75)         (262)                  (46)         (125)

Provision for income taxes                             3            12                     3             4
Minority interest                                     --            --                    --            --
  Net loss                                           (79)%        (274)%                 (49)%        (129)%


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



We generally warrant our products against defects in materials and workmanship for one year. The estimated costs of warranty obligations and sales returns and other allowances are recognized at the time of revenue recognition based on contract terms and prior claims experience.



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




For the three and nine months ended September 30, 2001, our sales consist of active and passive optical components used by telecommunications equipment manufacturers. Active optical components consist of transceivers, lasers, and others. Passive optical components consist of couplers, jumpers, micro-optic products and others.



The following table sets forth revenues from external customers for each product group (in thousands):



                                                    Three Months Ended        Nine Months Ended
                                                       September 30,            September 30,
                                                    -------------------       ------------------
                                                      2000       2001          2000       2001
                                                    --------   --------       -------   --------
                                                        (Unaudited)              (Unaudited)
Active                                              $27,502    $12,515        $63,096   $ 83,310
Passive                                               8,456      6,239         15,868     24,788
                                                    -------    -------        -------   --------
     Total net sales                                $35,958    $18,754        $78,964   $108,098
                                                    =======    =======        =======   ========




The following table sets forth our net sales to certain customers as a percentage of our total net sales (Cisco sales percentages stated below are prior to accrued returns and warranty of $2.9 million for the three and nine months ended September 30, 2001):



                           Three Months Ended September 30,   Nine Months Ended September 30,
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

Gross Profit


Gross profit is equal to our net sales less our cost of sales. Our cost of sales includes materials, direct labor and overhead. Cost of inventory is determined by the first-in, first-out method. Gross profit for the three months ended September 30, 2001, decreased 65%, down to $3.6 million from $10.1 million for the three months ended September 30, 2000. The reduction is mostly due to substantial declines in net sales and the $2.9 million reduction to net sales for the product sold to Cisco that will be replaced (see Net Sales, above). Gross profit for the nine months ended September 30, 2001, decreased 89%, down to $2.8 million from $25.3 million for the nine months ended September 30, 2000. The major factor for the reduced gross profit for the nine months ended was the $25.5 million write-down of inventory, $3.8 million for purchase commitment write-offs, and $782,000 in relocation and other costs recorded as a result of the lower demand for our products and pricing pressures stemming from the continuing downturn in the communications equipment industry generally and the optical components sector in particular. Pro forma gross profit for the three months ended September 30, 2001, before restructuring charges, inventory recoveries and other market-related charges of $863,000 for the three months ended September 30, 2001, and deferred compensation amortization expense of $1.2 million and $477,000 for the three months ended September 30, 2000 and 2001, respectively, would have decreased 56%, to $4.9 million. Pro forma gross profit for the nine months ended September 30, 2001, before inventory write-downs and other market-related charges of $30.1 million for the nine months ended September 30, 2001, and deferred compensation amortization expense of $1.9 million and $1.7 million for the nine months ended September 30, 2000 and 2001, respectively, would have increased 28% to $34.7 million.



Our pro forma gross margin, before restructuring charges, inventory write-downs and other market-related charges and deferred compensation amortization expense of 26% and 32% for the three months and nine ended September 30, 2001 respectively, decreased from 31% for the three months ended September 30, 2000 and decreased from 34% for the nine months ended September 30, 2000. Our gross margins (defined as gross profit as a percentage of net sales) are generally affected by price changes over the life of the products and improved production efficiencies as a result of increased utilization. The former effect will generally decrease gross margins over the products' respective life cycles, whereas the latter effect typically increases gross margins. Prices for existing products are generally expected to continue to decrease over their respective life cycles. Our lower margin customers typically operate in highly competitive markets where the price of our products is a key factor. Although we sacrifice margins to these customers, our volumes are typically greater than the volumes achieved with higher margin customers. As we seek to continue to diversify our customer base, we plan to target markets with improved margins and less competitive end-markets. In the short term, our margins have declined due to the integration of the acquired companies with historically lower margins and the current economic and market slowdown. In the mid- to long term, as the market recovers, we expect margins to improve due to increased operating efficiencies associated with capacity utilization in Taiwan and the People's Republic of China, diversification of sales to higher margin customers, and a favorable shift towards a higher margin customer base.


Operating Costs and Expenses


Operating costs and expenses consist of selling, general and administrative, research and development costs, costs associated with acquisitions, and other operating related charges. Operating costs and expenses, increased to 285% of net sales, or $53.4 million for the three months ended September 30, 2001, from 104% of net sales, or $37.5 million, for the three months ended September 30, 2000. Operating costs and expenses, increased to 131% of net sales, or $142.0 million, for the nine months ended September 30, 2001, from 78% of net sales, or $61.8 million, for the nine months ended September 30, 2000. Pro forma operating costs and expenses for the three months ended September 30, 2001, before restructuring, severance and other charges of $2.6 million, goodwill amortization of $19.5 million and deferred compensation amortization expense of $24.1 million would have decreased 13%, to $7.2 million, from pro forma operating costs and expenses for the same period in 2000. Pro forma adjustments for the three months ended September 30, 2000 include goodwill amortization of $18.4 million and deferred compensation amortization expense of $10.8 million. Pro forma operating costs and expenses for the nine months ended September 30, 2001, before market-related charges of $11.9 million for the three months ended June 30, 2001, restructuring, severance and other charges of $2.6 million incurred during the three months ended September 30, 2001, goodwill amortization of $58.5 million and deferred compensation amortization expense of $41.8 million for the nine months ended September 30, 2001, would have increased 31% to $27.2 million from $20.8 million for the nine months ended September 30, 2000. Pro forma adjustments for the nine months ended September 30, 2000 include goodwill amortization of $27.9 million and deferred compensation amortization expense of $13.0 million. Pro forma operating costs and expenses, as a percentage of net sales, are lower for the three months and nine months ended September 30, 2001 than the three months and nine months ended September 30, 2000 due to an effort to realize greater efficiencies in the current down market.



Selling, general and administrative expenses for the three months ended September 30, 2001, increased to 160% of net sales, or $30.1 million, from 36% of net sales, or $13.0 million, for the three months ended September 30, 2000. Selling, general and administrative expenses for the nine months ended September 30, 2001, increased to 64% of net sales, or $69.6 million, from 27% of net sales, or $21.1 million, for the nine months ended September 30, 2000. In September 2001 our President and Chief Executive Officer resigned. As a result, for the quarter ended September 30, 2001, we recorded a charge of $1.0 million to reflect severance expense and an immediate recognition of deferred stock compensation expense of $18.9 million. Pro forma selling, general and administrative expenses for the three months ended September 30, 2001, before restructuring and severance charges of $2.6 million for the three months ended September 30, 2001, and deferred stock compensation expense of $9.0 million and $23.4 million for the three months ended September 30, 2000 and 2001, respectively, would have been 22% of net sales, or $4.1 million, an increase from the same period in the prior year by $99,000. Pro forma selling, general and administrative expenses for the nine months ended September 30, 2001, before restructure and market-related charges of $11.4 million for the three months ended June 30, 2001, severance and restructure charges of $2.6 million incurred during the three months ended September 30, 2001, and deferred compensation amortization expense of $39.1 million for the nine months ended September 30, 2001, would have increased 50%, to $16.6 million from $20.0 million for the nine months ended September 30, 2000. Pro forma adjustments for the nine months ended September 30, 2000 include deferred compensation amortization expense of $13.0 million.

Research and development expenses increased as a percentage of net sales from 17% to 21% during the three months ended September 30, 2001 and decreased from 16% to 13% of net sales during the nine months ended September 30, 2001, from the same periods in 2000. In absolute dollars, research and development expenses decreased from the three months ended September 30, 2000 to the three months ended September 30, 2001, from $6.1 million to $3.9 million, respectively. In absolute dollars, research and development expenses increased from the nine months ended September 30, 2000 to the nine months ended September 30, 2001, from $12.8 million to $13.9 million, respectively. Pro forma research and development expenses for the three months ended September 30, 2001, before deferred stock compensation of $1.7 million and $749,000 for the three months ended September 30, 2000 and 2001, respectively, would have decreased to $3.1 million from $4.4 million for the same period in 2000. Pro forma research and development expenses for the nine months ended September 30, 2001, before restructure charges of $501,000 for the nine months ended September 30, 2001, and deferred stock compensation of $3.0 million and 2.7 million for the nine months ended September 30, 2000 and 2001, respectively, would have increased to $10.7 million from $9.8 million for the same period in 2000. For the nine months ended September 30, 2001, our spending on research and development increased from the same period in the prior year due to the inclusion of Fiber Optic Communications' and Optronics' research and development costs for the full period, as well as an increase in research and development programs aimed at developing the next generation products. For the three months ended September 30, 2001, our spending on research and development was lower than the same period in the prior year due to reduced spending on some research and development programs based on expected future demand for the products as well as current market conditions. We continue to invest heavily in areas targeted at broadening our customer base, product lines and end-product applications. We expect absolute dollars spent on research and development to increase as we invest in key technical personnel, expand our current product lines and develop new product offerings.



During the three months ended September 30, 2001, we incurred amortization of goodwill and deferred stock compensation of $19.5 million and $2.3 million, respectively, relating to the acquisitions of Fiber Optic Communications, Optronics and Quantum. During the nine months ended September 30, 2001, we incurred amortization of goodwill and deferred stock compensation of $58.5 million and $8.2 million, respectively, relating to these acquisitions. We expect to incur additional amortization of goodwill from these acquisitions of approximately $19.5 million each quarter through December 31, 2001. At January 1, 2002, we will implement SFAS No. 142 (see RECENT ACCOUNTING PRONOUNCEMENTS, below). Deferred stock compensation charges from these acquisitions will generate an additional $9.4 million of expense through 2004. Deferred stock compensation is amortized using the graded method over the related expected employee service period, in this case four years.


Provision for Income Taxes


The provision for income taxes was $2.2 million and $4.0 million for the three and nine months ended September 30, 2001, respectively. The effective tax rate for the three months and nine months ended September 30, 2001 was (2%), resulting from a tax provision computed based on a net loss position. The rate was negatively impacted by the amortization of goodwill and certain deferred stock compensation, which are not tax deductible. Our effective tax rates in future years may fluctuate due to amortization of goodwill and deferred stock compensation, partially offset by favorable tax programs available in certain foreign tax jurisdictions where we currently have operating facilities.


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


Cash used by operating activities was $14.8 million for the nine months ended September 30, 2001. Cash flows from operating activities were adversely affected by our net loss of $139.6 million for the nine months ended September 30, 2001, as well as our reduction of accounts payable of $10.6 million, increase of $7.9 million in prepaid and other current assets, including short-term deposits for capital acquisitions. The use of operating cash was offset by non-cash charges for depreciation and amortization, including amortization of goodwill of $58.5 million, amortization of deferred stock compensation of $43.5 million and other amortization and depreciation of $7.2 million, the decrease of accounts receivable of $3.9 million, the accrual for warranty and reserves of $3.1 million, the accrual of expenses of $4.8 million, and by non-cash charges for the restructure and other charges incurred as a result of the current slowdown in the communication industry generally for the three months ended June 30, 2001. Inventory levels had increased during the three months ended March 31, 2001 in anticipation of increased sales. However, due to the dramatic downturn in demand for communications equipment, we wrote-off $26.1 million of inventory during the next three months ended June 30, 2001. The write-down of inventory was subsequently reduced by $3.7 million during the three months ended September 30, 2001 to reflect the utilization of previously written-off items. An additional $3.1 million of inventory was written down during the three months ended September 30, 2001 to reflect the identification of additional inventory that will not generate revenue in the future as a result of our significantly reduced orders for optical components and sales projections for the next twelve months. Capital expenditures for property and equipment represent the majority of cash used in investing activities. Capital expenditures for the nine months ended September 30, 2001 of $18.5 million and $5.1 million increase in other "long-term" assets during the nine months ended September 30, 2001 for the acquisition of capital assets, reflect our investment in expanding production and research and development capacity.



During the nine months ended September 30, 2001, we paid down long-term borrowings by $1.7 million. We made no additional long-term borrowings during this period. For the same period, we made borrowings against short-term loan and credit arrangements of $18.3 million and repaid $16.0 million.


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


                                       LUMINENT, INC.


                                       By: /s/ NOAM LOTAN
                                          --------------------------------------
                                           Noam Lotan
                                           Chief Executive Officer


                                       By: /s/ YOSSI JAKUBOVITS
                                          --------------------------------------
                                           Yossi Jakubovits
                                           Director of Finance/Controller
                                           (Principal Accounting Officer)